Form 10-K405
period 1996-03-30
NATIONAL RECORD MART INC /DE/
filed 1996-06-28
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 30, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-22074

                           NATIONAL RECORD MART, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                         11-2782687
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

  507 FOREST AVENUE, CARNEGIE, PENNSYLVANIA                         15106
  (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (412) 276-6200

        Securities registered pursuant to Section 12 (b) of the Act: none

          Securities registered pursuant to Section 12 (g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE.
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 14, 1996 as reported on the NASDAQ National Market System, was approximately $8,670,670. Shares of Common Stock held by each officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 14, 1996, Registrant had outstanding 4,871,176 shares of Common
Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of stockholders to be held September 18, 1996 (the "Proxy Statement") are incorporated by reference into Part III.

                                     PART I

ITEM 1.           BUSINESS

         National Record Mart, Inc. (the "Company"), a Delaware corporation, founded in 1937, is a specialty retailer of home entertainment products, including compact discs ("CD"), prerecorded audio cassettes, videos and related accessories. The Company is the ninth largest specialty retailer of prerecorded music in the country as measured by number of stores and is the leading specialty music retailer in its core western Pennsylvania/eastern Ohio market.

         As of March 30, 1996, the Company operated 151 stores in 27 states primarily in the eastern part of the United States. The Company has developed four distinct store concepts, each of which targets a different customer base:
National Record Mart or NRM Music, focusing on the 12-28 year old demographic and located primarily in enclosed shopping malls; Waves Music, designed to appeal to the adult consumer with locations in upscale retail centers; Music Oasis, a larger, value-price oriented store featuring a broad music selection for the heavy music user, typically located in strip centers or freestanding locations as a destination store and Vibes Music, a college-based concept with an eclectic product mix geared to appeal to students situated on campus.

         The Company intends to focus on: margin improvement; merchandising enhancements; and participation in the expected consolidation within the retail music industry. The Company expects to improve margins as a result of changes in the product mix with a shift in emphasis away from highly competitive products toward more profitable core products. The Company expects to further enhance margins through retail price increases, cross marketing efforts, targeted marketing promotions and more aggressive purchasing practices. The mature consumer will be the focus of the Company's merchandising strategies, which appeal to the changing demographics of the marketplace.

         The Company opened 16 new stores and closed 6 under performing units for a net gain of 10 stores during fiscal 1996. Expansion in fiscal 1997 will be at a reduced rate as compared to fiscal 1996 and fiscal 1995. It is unlikely the Company will participate in additional significant growth as a result of incremental store openings. Rather, the Company intends to focus its attention and endeavors in attempting to be a participant in the consolidation of the music retail sector. It is the Company's belief that acquisition opportunities may present opportunities for more efficient use of the Company's capital, with greater potential rates of return on investment.

         Certain statements in this annual report on Form 10-K are forward-looking statements concerning the future operations of the Company. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and there are many important factors that could cause actual results to differ materially from those in the forward-looking statements.

TRENDS AND CHANGES AFFECTING THE MUSIC INDUSTRY

         The consumer conversion from cassette to CD continues to be the predominant trend in the music retail industry. CD sales for the Company approached 62% for the year ended March 30, 1996, compared to 59% for the prior year. CDs traditionally carry a lower margin than cassettes.

         In calendar year 1995, the industry continued to be impacted by the "Big Box" retail phenomenon. "Big Box" retail chains make greater use of prerecorded music as an incremental product line to customers not necessarily shopping for prerecorded music. In the more aggressive instances, "Big Box" retailers used music as a loss leader offering to attract customer traffic for other parts of their retail offerings. Typical cross selling would involve a retailer selling music at or below cost in order to attract significant numbers of customers into its stores for the purpose of selling electronics equipment or home appliances.

         A reduction in the number of specialty retail music stores began in calendar 1995, which appears to be continuing in calendar 1996.

SEASONALITY

         The Company's business is seasonal, with its highest sales and net income levels historically occurring during the third quarter of its fiscal year, which includes the Christmas selling season.

MERCHANDISING

         The Company's stores offer a full assortment of CDs, prerecorded audio cassettes, movie and music videos and related accessories. The following table shows the percentage of the Company's total merchandise sales attributable to each product group:


Products                                                         Fiscal Years
- - --------
                                                          1996       1995       1994
                                                       ---------  ---------  -------
CDs                                                       61.6%      59.0%      53.6%
Prerecorded audio cassettes                               22.1       28.0       32.6
Singles                                                    6.9        5.1        6.2
Movie and music videos                                     2.4        2.7        2.4
Accessories and other *                                    7.0        5.2        5.2
                                                       ---------  ---------  -------
         Total                                           100.0%     100.0%     100.0%
                                                       --------   --------   --------

* Includes apparel, blank tapes, cleaning products, storage cases, posters, sheet music, LPs, magazines, books and miscellaneous items.

         Prerecorded Music. The Company's stores offer a broad array of CDs and cassettes in all major music categories, including rock, pop, alternative, country, easy listening, classical, jazz, religious, new age, rhythm and blues, children's, educational, show tunes and movie soundtracks and world music. The Company maintains a broad inventory base, with individual store inventory tailored to serve the particular customer demand in each store. The Company's stores offer from 6,000 to 35,000 titles, with an average of 15,000 titles per store. The selection of prerecorded music offered at the Company's stores includes "hits" which are best selling newer releases, "catalog" items, which are older but still popular releases, and seasonal and promotional items such as Christmas music, developing artist programs and "cut-outs" (low-priced items which have been deleted from a manufacturer's current catalog).

     Prerecorded Videocassettes. The Company's stores offer for sale a selection of prerecorded videocassettes, including instructional, exercise, children, sports, music and movies.

         Accessories and Other Products. The Company's stores carry a variety of accessories such as blank video and audio cassette tapes, maintenance and cleaning products, home and portable storage cases, sheet music, posters, T-shirts, magazines, books and other items.

TICKETS


         To increase customer traffic, the Company offers tickets in most of its stores located in certain markets, including Pittsburgh, Youngstown, Cleveland, Cincinnati, Columbus, Dayton, Madison, Chicago, Louisville, and Milwaukee. The Company's ticket outlets provide customers with access to tickets offered by Ticketmaster as well as tickets to other local concerts and sporting events.

ADVERTISING

         The Company supports prerecorded music products through multimedia advertising programs. The Company's product advertising is paid for by cooperative programs funded by manufacturers. Advertising programs utilize store signs, point of purchase displays, mall circulars, in-store flyers, billboards, busboards, print, radio and television advertisements and sponsorships. In addition, the Company exposes its customers to new artists through its "No Risk Music" program. "No Risk Music" features releases by new artists in pop and alternative formats and new releases by established artists in other genres.

         The Company intends to introduce a new marketing promotional concept whose intent is to reduce the ultimate cost of product to the end consumer and at the same time increase the average purchase, dollar-wise. The program is intended to combine cross promotional pricing incentives with participating retailers and manufacturers.

         The Company has engaged the services of a specialty graphics design firm as well as a store design firm to create a clear consistent visual presentation in all current stores, and future new units.

CUSTOMER SERVICE

         The Company is committed to the highest quality of store customer service. To this extent a new position of Director of Sales was created whose main objective is to provide increased levels of accountability as it relates to customer service. To support this endeavor a restructured human resources department and field management team has been implemented. Among the objectives of these changes is to upscale or improve the diversity and maturity of our store employees, to appeal to a broader demographic.

STORE EXPANSION STRATEGY

         The Company added 16 stores in fiscal 1996, and closed 6 stores which were performing under the Company's expectations. During fiscal 1995, the Company opened 32 locations, 4 of which were seasonal and closed for the winter months, one of which was opened at Christmas as a kiosk only, and permanently closed 4 stores. The Company anticipates opportunistic expansion during fiscal 1997, although it has no binding agreement to do so at this time. The Company also may enlarge existing stores and selectively expand into new geographic areas, should the opportunities arise.

INVENTORY MANAGEMENT

         Management of the Company is dependent on its proprietary interactive management information system (MIS) and point of sale (POS) systems, FOCUS 1000. This combined system permits complete sales data and customer transactions to interact with its purchasing, inventory control and accounting functions. The Company seeks to make more efficient use of the capabilities of the FOCUS 1000 system. The Company is continually upgrading and enhancing the capabilities of FOCUS 1000 and believes the system has adequate capacity to manage 300 stores without significant incremental overhead cost.

         Inventory Management System. FOCUS 1000 fully integrates the Company's purchasing, warehousing, distribution, pricing and sales information, enabling the Company to set the appropriate quantity and mix of products in each of its stores, turn over inventory more quickly, minimize returns to suppliers and limit out-of-stock situations. Individual store sale profiles are utilized to set overall purchase quantities and store-by-store allocations of new releases, current hits and catalog products. These profiles are periodically updated based on sales trends and demand patterns. In addition to utilizing FOCUS 1000, stock levels are also monitored by the Company's product distribution group to further assure appropriate store inventory levels, as well as providing micro-marketing capabilities.

         Substantially all of the products sold by the Company are bar-coded. Retail transactions and inventory shipped by vendors directly to stores are captured through point-of-sale terminals at each store with data transmitted nightly to the Company's central computer. This perpetual inventory system, coupled with FOCUS 1000's replenishment system, determines target in-stock levels for each store.

         Distribution. The Company operates one distribution center from which store inventories are replenished and items are returned to manufacturers. FOCUS 1000 also permits inter-store transfers of inventory to achieve improved stock balancing without requiring products to be routed through the Company's distribution facility.

         Shipments from the distribution center and between stores are normally made weekly, with more frequent shipments made to stores having very high inventory turnover and to most stores during the Christmas shopping season. Shipments are made by Company-owned vehicles and by commercial shipping services such as United Parcel Service. Certain new releases and other products are shipped directly by manufacturers to the Company's stores.

SUPPLIERS AND PURCHASING

         A substantial portion of the Company's music products are purchased directly from the six major music distributors. They include: Sony Music; Warner/Elektra/Atlantic (subsidiary of Time Warner); BMG Music (subsidiary of Bertelsman); UNI Distribution; PGD (subsidiary of Philips) and EMD (subsidiary of Thorn-EMI). These six majors account for a substantial majority of shipments to the Company. As is typical in its industry, the Company has no long-term purchase contracts with its suppliers.

         The Company has recognized a trend of increased sales and purchases of nonmajor music distributor products, more commonly referred to as independent products. For fiscal year 1996, independent-related product mix accounted for 27.4% of the Company's total purchases as compared to 23.0% for the prior fiscal year.

         Vendors generally permit the Company to return and exchange products for other titles carried by the vendors subject to certain volume limitations and penalties. Return and exchange privileges apply only as long as a particular title and format is in the manufacturer's current catalog. Prior to removal of titles and formats from their current catalog, manufacturers give customers approximately 60 to 90 days advance notice of such deletion. Upon receipt of such notice, the Company can use the information stored in FOCUS 1000 to determine the number of units to be returned and from which locations.

         Major vendors generally offer some form of price protection in the event the wholesale price of current stock is reduced. Typically, vendors will either (i) provide product credit, advertising credit or free goods to cover the difference between the original price and the reduced price, (ii) provide additional discounts on new products, (iii) allow the Company to return older products for the original (higher) cost or (iv) notify the Company in advance of price reductions and give the Company a period of time to sell the product or return it for full credit.

         These industry practices of return and exchange privileges, catalog change notice and price protection permit the Company to carry a wider selection of music titles and at the same time reduce the risk of carrying inventory. The exchange privilege practices of manufacturers have been changed in the past and may change in the future.

         The major music vendors offer retailers a returns incentive/ disincentives plan that has been beneficial for the Company. To encourage retailers to buy carefully by limiting returns, a .7% to 2.4% incentive discount is issued on every cassette and compact disc purchased and a disincentive of 5% to 15% is issued on only the product returned. If the retailers' returns-to-purchases with the major vendors are lower than 14% to 17% (the break-even as determined by dividing the incentive by the disincentive), the retailer earns additional discounts by retaining what incentives were already earned. The Company's returns percentages have been lower than the break-even with the majority of its major vendors allowing the Company to benefit from their returns policies.

         As part of FOCUS 1000, the Company utilizes electronic data interchange (EDI) with its major vendors. This direct computer link enables automatic and immediate transmission of purchase orders and, with certain vendors, return requests, expediting their execution.

COMPETITION

         The retail sale of home entertainment products is highly competitive and fragmented. The Company competes with national and regional home entertainment product chains, mass merchandisers, electronic retail chains, discount stores, warehouse clubs, music, video and other home entertainment product stores and mail order clubs. Some of the Company's competitors have substantially greater resources than the Company. The largest mail order clubs are affiliated with major manufacturers of prerecorded music and may have advantageous marketing arrangements with their affiliates. In addition, the Company's products may compete with other forms of entertainment, such as movies, concerts, sporting events, cable television and video games.

         The Company believes that its ability to compete successfully depends on offering broad product selection, securing convenient sites, maintaining attractive locations, managing merchandise efficiently, establishing and maintaining name recognition, pricing its products competitively and providing effective customer service and management.

TRADEMARKS

         The Company operates its stores under various names, including National Record Mart, NRM Music, Waves Music, Music Oasis, Vibes Music, Waves Music and Gifts, Surplus Sounds, One Stop Entertainment, Merle's Record Rack, Music For You and Music X. The Company has registered its trademarks for Waves Music, NRM Music and Oasis Music & Video and has applied for registration of its trademark in Vibes Music. The application for registration of the trademark Vibes Music has been objected to by two parties. The Company is currently seeking court approval that no infringement issues exist. The trade names One Stop Entertainment, Merle's Record Rack, and Music For You were acquired through an acquisition in November 1993 and will eventually be changed to NRM Music.

PERSONNEL

         As of March 30, 1996, the Company employed 1,324 persons, 136 of whom worked at the Company's headquarters (including 7 part-time employees) or were area supervisors and 1,188 of whom worked at the Company's stores (including 797 part-time employees). The Company also adds part-time personnel during the Christmas season. In December 1995, the Company employed approximately 262 seasonal employees. None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

         Corporate Headquarters and Distribution Facility. The Company's headquarters and distribution center is located in Carnegie, Pennsylvania, a suburb of Pittsburgh. This leased facility consists of approximately 60,000 square feet of distribution and warehouse space and 10,000 square feet of office space on approximately 3.5 acres of land. Management believes that its distribution center can service up to 350 stores with a minimal increase in personnel and fixtures. The Company's lease expires on April 30, 2005 and provides for rental payments of an average of approximately $162,000 per year.

         Store Leases. All of the Company's stores are subject to operating leases with various remaining terms, including renewal options, through the year 2011. The leases have initial terms ranging from 5 to 15 years, with the average initial term being 8 years. The Company's store leases typically provide for a fixed minimum rental, payable monthly, plus payment of a percentage of gross receipts in excess of certain sales levels and common area maintenance, real estate taxes and other charges. Certain of the Company's mall store leases contain provisions permitting the landlord to relocate the Company's store or terminate the lease upon failure to achieve specified minimum sales levels or upon certain other conditions. In addition, many leases restrict the Company from opening new stores within a specified mileage radius. The following table lists the number of leases for the Company's stores due to expire in each calendar year, including renewal options:

          1996          9         2000                      17
          1997          8         2001                      20
          1998         19         2002                      15
          1999         26         2003 and thereafter       37

ITEM 3.  LEGAL PROCEEDINGS

         There are no legal proceedings pending to which the Company is a party or to which any of its properties is subject, other than routine litigation incidental to its business which is covered by insurance or which is not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

         EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to the executive officers of the Company as of June 14, 1996.

         Name                               Age                        Office with the Company
         ----                               ---                        -----------------------
         William A. Teitelbaum              45                         Chairman, President and
                                                                       Director
         Theresa Carlise                    37                         Senior Vice President, CFO,
                                                                       Treasurer and Director
         Larry Mundorf                      47                         Executive Vice President and COO
         George Balicky                     46                         Vice President of Merchandising
         Lynda J. Huffman                   52                         Secretary and Audit Manager

William Teitelbaum has served as Chairman of the Company since 1986 and has served as President since 1991. He also served as Vice President and Treasurer from 1986 to 1991. From 1980 to 1985, he was a partner of Bear Stearns & Co. In addition, since 1985, Mr. Teitelbaum has been the sole shareholder and Chairman of Remsen Partners, Ltd., a New York investment firm.

Theresa Carlise joined the Company in July of 1986 as a financial systems consultant and subsequently became Controller of the Company in 1987. She served as Vice President of Finance of the Company from April 1990 to April 1993, when she became Senior Vice President, Chief Financial Officer and a Director of the Company. Since January of 1991, she has also served as Treasurer of the Company.

Larry Mundorf joined NRM in January of 1996 as Executive Vice President and Chief Operating Officer. Mr. Mundorf spent 23 years with Camelot Music, Inc. rising through the ranks to Senior Vice President of Operations and Director. In 1991, he joined manufacturer Alpha Enterprises, located in Canton, Ohio, a supplier to the music and video industry, as Vice President of Marketing until 1995.

George Balicky is Vice President of Merchandising. Mr. Balicky has served with the Company in various capacities since 1970, including Director of Advertising, Director of Store Operations and Vice President of Merchandising. He is a member of the Retailers Advisory Board of the National Association of Recording Merchandisers. He has been Vice President of Merchandising since 1985.

Lynda J. Huffman joined the Company in 1990 as an Internal Auditor. In 1992 she received the title of Audit Manager and in September of 1995 she began serving as Secretary to the Corporation.

         The executive officers are elected by the Board of Directors of the Company to serve at the pleasure of the Board, except as provided in any such officer's employment agreement.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock is traded on the NASDAQ National Market System under the symbol NRMI. For common stock price information, see Note 11 of Notes to Consolidated Financial Statements.

         As of June 14, 1996, the approximate number of common stockholders of record was 111. The approximate number of total stockholders as of that date was 1,096.

DIVIDEND POLICY

         In conjunction with the Company's senior credit facility, the Company is restricted from paying cash dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                           NATIONAL RECORD MART, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
        (IN THOUSANDS, EXCEPT PER SHARE DATA AND SELECTED OPERATING DATA)

                                                                                   Fiscal Year Ended (1)
                                                  --------------------------------------------------------------------------------
                                                   March 30,        March 25,       March 26,        March 27,        March 28, (1)
                                                  1996(1)(6)          1995          1994(2)(4)       1993(3)(4)       1992(3)(4)(5)
                                                  ----------        ---------       ----------       ----------       -------------

STATEMENTS OF OPERATIONS DATA:
Net sales                                          $99,084             $95,697        $80,628          $72,720           $73,616
Gross profit                                        36,538              35,847         32,281           29,364            28,766
Selling, general and administrative expenses        34,542              30,589         25,279           22,987            25,299
Depreciation and amortization                        3,117               2,683          2,064            1,925             2,379
Impairment of assets write-down                      2,906                   -              -                -                 -
Interest expense, net                                1,597               1,011            571              615             1,154
Net gain from sale of stores                             -                   -              -                -            (7,191)
Other expense, net                                     446                 450            175              544               355
Net (loss) income before income tax
  (benefit) expense                                 (6,069)              1,115          4,192            3,293             6,770
Net (loss) income                                   (3,884)                712          2,490            2,275             4,547
Net (loss) income per share                          ($.79)               $.14           $.53             $.59             $1.18
Weighted average number of shares outstanding        4,927               5,205          4,735            3,873             3,851

SELECTED OPERATING DATA:
Stores open at beginning of year                       141                 118            100               95               110
Stores opened /acquired during year                     16                  32             21                6                10
Stores closed /sold during year                          6                   9              3                1                25
Stores open at end of year                             151                 141            118              100                95

Comparable store net sales (decrease) increase          (3)%                 3%             5%              17%               (5)%

BALANCE SHEET DATA:
Working capital (deficiency)                       $22,245             $25,017        $19,771          $ 8,558           $(2,612)
Total assets                                        52,924              53,824         45,809           32,644            25,750
Long-term debt, including current maturities        19,468              19,853         12,053           11,385             5,959
Stockholders' equity                                17,178              21,173         20,574            8,235             5,961

(1) Each fiscal year consisted of 52 weeks except the fiscal year ended March 30, 1996 and March 28, 1992, which consisted of 53 weeks.

(2) The Company purchased a nine-store music chain in November 1993. The results of operations from the date of acquisition for these stores are included in the Consolidated Statements of Operations.

(3) The Company recorded an accrual of $600,000 ($.16 per share) in connection with a proposed IRS adjustment during fiscal 1991. This accrual was reduced by $300,000 ($.08 per share) in each of fiscal 1992 and 1993.

(4) A warrant to purchase 185,880 shares of common stock was canceled on June 11, 1993. Such shares were treated as outstanding for purposes of determining net income (loss) per share for all years prior to fiscal 1994.

(5) The Company sold 20 stores (including inventory) in March 1992 to an unaffiliated buyer for consideration of approximately $11.7 million, resulting in a net gain (before taxes) of approximately $7.2 million ($1.12 per share after taxes). Excluding such gain, net income for fiscal 1992 would have been $232,000.

(6) The Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," in fiscal 1996. In connection with this adoption, the Company wrote down $2,906,481 of assets, which increased its net loss by $1,860,148 or $0.38 per share for fiscal year ended March 30, 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATION AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items in the Consolidated Statements of Operations as a percentage of net sales:

                                                                  Fiscal Years
                                                      ------------------------------------
                                                        1996           1995          1994
                                                      --------        ------        ------
Net sales                                              100.0%          100.0%        100.0%
Cost of sales                                           63.1            62.5          60.0
                                                       ------         ------        ------
  Gross profit                                          36.9            37.5          40.0
Selling, general and administrative expenses            34.9            32.0          31.3
Impairment of assets write-down                          2.9               0             0
Depreciation and amortization                            3.1             2.8           2.6
Interest expense, net                                    1.6             1.0           0.7
Other expense                                            0.5             0.5           0.2
                                                       ------         ------        ------
  (Loss) income before income taxes (benefit) expense   (6.1)            1.2           5.2
(Benefit) income taxes                                  (2.2)            0.4           2.1
                                                       ------         ------        ------
  Net (loss) income                                     (3.9)%           0.8%          3.1%
                                                       -----          ------        ------

         Net Sales. Net sales increased during fiscal 1996 by $3.4 million, or 3.5% compared to fiscal 1995. This increase was the result of 16 new stores and 6 store closings for a net of 10 additional stores and a comparable store sales decrease of 2.7%. Net sales increased during fiscal 1995 by 18.7% compared to fiscal 1994, due to 23 additional stores net, and a comparable store increase of 2.7%. Comparable store results were consistent with our general industry. Lower prices, increased competition, and a reduction in the number of hit music releases all combined to impact a reduction in comparable store sales. The Company expects the more competitive environment to continue throughout the year.

         For fiscal 1995, the Company experienced an increase in comparative numbers of 2.7%. The Christmas quarter of the prior year included a 5.3% increase in comparative sales as compared to 9.5% decrease in comparative store sales for fiscal 1996. This swing of nearly 14% impacted the decrease versus prior year increase for comparative store sales.

         Gross Profit. Gross profit, expressed as a percentage of net sales, decreased from 37.5% in fiscal 1995 to 36.9% in fiscal 1996. The significant factor causing the decline of gross profit margin was the increased consumer preference to purchase compact discs versus prerecorded cassettes. Compact discs generated an average margin of 34.2% as compared to prerecorded cassettes with an average margin of 41.3%. Sales of cassettes for the year as a percentage of sales declined from 28% to 22% for the current fiscal year. Gross margin dollars associated with the current year decline amounted to $2.4 million. Gross profit decreased from 40.0% in fiscal 1994 to 37.5% in fiscal 1995 due primarily to the aforementioned shift in sales mix from cassettes to CDs, as well as price competition in the compact disc sector of the business.

         Expenses. Selling, general and administrative expenses ("SG&A") expenses increased $4.0 million in fiscal 1996 to $34.5 million from $30.5 million. Occupancy and Personnel costs associated with noncomp stores (stores opened less than one full year) represent $1.9 million; comparative store incremental SG&A represents $0.9 million; and costs associated with the nonrecurring additional week in its current fiscal year were $0.7 million. As a percentage of sales, SG&A increased from 32.0% in fiscal

1995 to 34.9% in fiscal 1996. In fiscal 1995, SG&A expenses increased from $25.3 million in fiscal 1994 to $30.6 million. This net increase was attributable to the 23 additional stores, net, opened in fiscal 1995. Expressed as a percentage of net sales, SG&A expenses increased slightly from 31.3% in fiscal 1994 to 32.0% in fiscal 1995.

         Depreciation and amortization increased from $2.7 million in fiscal 1995 to $3.1 million in fiscal 1996. The additional depreciation associated with new stores and capital improvements was partially offset by the elimination of depreciation on fully depreciated assets. In fiscal 1995, depreciation and amortization increased to $2.7 million from $2.1 million.

         Adoption of New Accounting Standard. During the fourth quarter of 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("Statement No. 121"), issued in March 1995. In March of 1996, in connection with the adoption of Statement No. 121 the Company wrote down $2,906,481 of property, which increased its net loss by $1,860,148 or $0.38 per share for the fiscal year ended March 30, 1996. This reduction of property value will reduce future depreciation by $0.05 per share through the year 2003 based upon a seven year average remaining useful life of the impaired property.

         The financial statement values of the long-lived assets, were reviewed for possible impairment as a result of competitive changes and declines in sales (see Competition, Item 1 Business). These circumstances have led to certain stores generating projected undiscounted future cash flows at aggregate amounts less than the carrying amount of the property for the stores, which indicates impairment has occurred.

         Interest Expense. Interest expense increased to $1.6 million in fiscal 1996 from $1.0 million in fiscal 1995. The increase is primarily due to two factors: (i) average interest rate charged for fiscal 1996 was 9.19% compared to 8.58% in the prior year; (ii) in fiscal 1995 the borrowing base increased $7.0 million to $18.6 million, whereas the borrowing base remained consistently higher in fiscal 1996 resulting in the net increase in interest charges. In fiscal 1995, interest expense increased to $1.0 million from $621,000 in fiscal 1994. The increase is primarily attributable to increased borrowings in connection with the opening of 32 new stores.

         Income Taxes. The Company's effective tax rate in fiscal 1996 and 1995 was 36%. In fiscal 1994, the Company's effective tax rate was 40.6% compared to 36.0% in fiscal 1995. The decrease is due primarily to a reduction in the Company's effective state income tax rate.

         As of March 30, 1996, the Company had net deferred tax assets of $2,058,000. The Company may be required to earn approximately $5,717,000 of future taxable income in order to realize the benefit of the net deferred tax assets.

SEASONALITY

         The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third quarter of its fiscal year, which includes the Christmas selling season. Approximately 34% of the Company's net sales for fiscal 1996 were generated in the third quarter. (See Note 11 of Notes to the Consolidated Financial Statements for quarterly financial data.) Year to year comparisons of quarterly results and comparable store net sales can be affected by a variety of factors, including the success and timing of new releases by manufacturers, the timing and duration of the holiday selling seasons and the timing of new store openings and sales promotions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash generated by operations, trade credit, and amounts available under its credit facility. Net cash provided by (used in) operating activities was $4.2 million in fiscal 1996, ($2.4) million in fiscal 1995 and ($4.6) million in fiscal 1994. During fiscal 1996, the $4.2 million in cash provided by operating activities was primarily attributable to improved management of accounts payable. In fiscal 1995 and fiscal 1994, the Company's net cash used in operating activities was primarily due to the purchase of merchandise inventory and the payment of income taxes.

         During fiscal 1996, 1995 and 1994, the Company used $3.6 million, $5.0 million and $3.5 million, respectively, to purchase property and equipment. The Company opened 16 new stores and closed 6 stores in fiscal 1996 compared to 32 new stores and 9 closed stores in fiscal 1995. The Company anticipates opening fewer stores in fiscal 1997 as compared to fiscal 1996. Management estimates that the capital cost of opening the new stores will be approximately $110,000 per store excluding inventory of $200,000 per store, which will be funded through operating cash flow, revolving credit facility and trade vendors.

         On June 11, 1993, the Company obtained a new five-year $17 million revolving line of credit (the "Revolver") from an institutional lender which replaced the then existing revolving credit facility. Advances under this facility bear interest at a floating rate equal to the lender's base rate (8.75% at March 30, 1996) plus .50% or, at the Company's option, the 30-day LIBOR rate (5.5% at March 30, 1996) plus 2.75%. In October 1994, the Revolver was amended to increase maximum borrowings to $22 million, subject to a borrowing base calculation tied to inventory levels, and to decrease the interest rates from prime plus .75% to prime plus .5% and LIBOR plus 3.25% to LIBOR plus 2.75%. This new facility replaced the Company's prior revolving credit facility which carried an interest rate of prime plus 2.5%.

         As of March 30, 1996, the Company's outstanding credit balance on its Revolver was $18.7 million. The Company's borrowing availability at March 30, 1996 was $1.8 million. The Revolver balance and the Company's cash needs peak in February when the Company's trade payable becomes due from the Christmas selling season.

         The Company is expected to receive in its second quarter of fiscal 1997 a refundable income tax payment of approximately $1.1 million. Upon receipt the Company will apply the refund to its revolving credit facility.

         On August 4, 1993, the Company completed its initial public offering of 1,700,000 shares of common stock, of which 200,000 shares were sold by certain shareholders of the Company. The initial public offering price was $7.50 per share and the net proceeds of the offering to the Company after legal and professional fees were approximately $9,775,852.

         As indicated in the Company's Registration Statement (Form S-1), a portion of the proceeds of the offering was used to repay the remaining balance of $1,250,000 plus accrued interest on a subordinated note to RMF Investment Company and principal and interest on a $1,750,000 subordinated note to Remsen Partners Ltd. The balance of the proceeds of the offering was used to reduce the Revolver from $10 million to $5 million (minimum borrowing balance) and invest in short-term securities.

         On February 23, 1994, the Board of Directors approved a program for the Company to purchase up to $1,000,000 of its common stock. Such purchases will be made from time to time in the marketplace at the Company's discretion. As of March 30, 1996, the Company had purchased 166,200 shares of its stock.

         Management believes that cash flows from operations and amounts available under the Revolver will be sufficient to meet the Company's current liquidity and capital needs at least through fiscal 1997.

EFFECT OF ECONOMIC PATTERNS AND INFLATION

         Issues relating to the results that the Company achieves include the quality of new releases, competitive factors, environmental and overall economic conditions including consumer preferences and inflationary patterns.

         While the Company attempts to pass on increases in costs and expenses from operations, the ability to do so is conditioned by competitive factors. Although the Company's operations are affected by general economic trends, the Company does not believe that inflation has had a material effect on the results of its operations. When the cost of an item of merchandise has increased, the Company generally has been able to pass the increase on to its customers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and related notes are included in Item 14 of this report. See Index to Consolidated Financial Statements contained in Item 14 herein.

ITEM 9.  CHANGES OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by these items of Part III will be set forth in the Company's Proxy Statement under similar captions and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT
         ON FORM 8-K

(A)      DOCUMENTS FILED AS A PART OF THIS REPORT:

         (1)      CONSOLIDATED FINANCIAL STATEMENTS

                  See Index to Consolidated Financial Statements on Page 17.

         (2)      FINANCIAL STATEMENT SCHEDULES

                  Schedules for which provision is made to the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(B)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

(C)      EXHIBITS:

                 3.1 Amended and Restated Certificate of Incorporation of the Registrant*

                 3.2    Amended and Restated By-Laws of the Registrant*

                 3.3 Amendment to Restated Certificate of Incorporation of the Registrant**

                10.1 Stock Option Agreement dated May 10, 1993 between the Company and William A. Teitelbaum and Registrant Rights Agreement dated May 10, 1993 between the Company and Mr. Teitelbaum*

                10.2 Employment Agreement dated April 1, 1993 between the Company and Mr. Teitelbaum*

                10.3 Sublease dated July 1, 1992 between the Company and General Motors*

                10.4    National Record Mart, Inc. 1993 Stock Option Plan*

                10.5 National Record Mart, Inc. Non-Employee Director Stock Option Plan*

                10.6 Loan and Security Agreement dated July 11, 1993 between the Company and Barclays Business Credit, Inc. *

                10.7 Amendment to the Loan and Security Agreement dated as of July 11, 1993 between the Company and Barclays Business Credit, Inc. **

                10.8 Employment Agreement dated as of January 1, 1996 between the Company and Theresa Carlise***

                10.9   1996 Stock Option Agreement for William A. Teitelbaum***

                11     Statement re: Computation of Per Share Earnings***

                21     List of Subsidiaries of the Company***

     * Filed as an exhibit to the Company's registration statement of Form S-1 (No. 33-62622) filed May 12, 1993, as amended by Amendment No. 1 filed July 8, 1993 and Amendment No. 2 filed August 2, 1993.

     ** Filed as an exhibit to the Company's annual report on Form 10-K filed for the fiscal year ended March 25, 1995.

   ***  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NATIONAL RECORD MART, INC.

                                           BY:  /S/ WILLIAM A. TEITELBAUM
                                                -------------------------
                                                    William A. Teitelbaum
                                               Chairman of the Board, President
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                   Capacity                            Date
- - ---------                                   --------                            ----

/S/ WILLIAM A. TEITELBAUM                   Chairman of the Board,
- - -------------------------                   President and Director              June 25, 1996
William A. Teitelbaum


/S/ THERESA CARLISE                         Senior Vice President-
- - ------------------                          Finance, Chief Financial
Theresa Carlise                             Officer, Chief Accounting
                                            Officer, Treasurer and Director     June 25, 1996

/S/ SAMUEL S. ZACHARIAS                     Director                            June 25, 1996
- - -----------------------
Samuel S. Zacharias

/S/ IRWIN B. GOLDSTEIN                      Director                            June 25, 1996
- - ----------------------
Irwin B. Goldstein

                           NATIONAL RECORD MART, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
Report of Independent Auditors                                                           18

Consolidated Statements of Operations for the fiscal years
ended March 30, 1996, March 25, 1995, and March 26, 1994                                 19

Consolidated Balance Sheets as of March 30, 1996 and March 25, 1995                      20

Consolidated Statements of Cash Flows for the fiscal years
ended March 30, 1996, March 25, 1995, and March 26, 1994                                 21

Consolidated Statements of Stockholders' Equity for the fiscal years
ended March 30, 1996, March 25, 1995, and March 26, 1994                                 22

Notes to Consolidated Financial Statements                                               23

Report of Independent Auditors

To the Board of Directors and Stockholders of National Record Mart, Inc.

We have audited the accompanying consolidated balance sheets of National Record Mart, Inc. as of March 30, 1996 and March 25, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Record Mart, Inc. at March 30, 1996 and March 25, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, in the fourth quarter of fiscal 1996 the Company changed its method of accounting for long-lived assets.

                                                            ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
May 31, 1996

                           NATIONAL RECORD MART, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the years ended March 30, 1996, March 25, 1995 and March 26, 1994


                                                                        Years Ended
                                                        --------------------------------------------
                                                          March 30,       March 25,       March 26,
                                                            1996             1995           1994
                                                        ------------    ------------    ------------
Net sales                                               $99,084,459     $95,696,889     $80,627,923
Cost of sales                                            62,546,760      59,849,675      48,347,081
                                                        -----------     -----------     -----------
  Gross profit                                           36,537,699      35,847,214      32,280,842

Selling, general and administrative expenses             34,541,524      30,588,512      25,278,891
Depreciation and amortization                             3,116,547       2,683,056       2,064,126
Impairment of assets write-down                           2,906,481           --              --
Interest expense                                          1,631,208       1,031,459         620,596
Interest income                                             (34,274)        (20,495)        (49,577)
Other expenses                                              445,613         449,629         175,182
                                                        -----------     -----------     -----------
Total expenses                                           42,607,099      34,732,161      28,089,218
                                                        -----------     -----------     -----------

Net (loss) income before income tax (benefit) expense    (6,069,400)      1,115,053       4,191,624
(Benefit) provision for income taxes                     (2,184,984)        402,855       1,702,000
                                                        -----------     -----------     -----------

  Net (loss) income                                     $(3,884,416)    $   712,198     $ 2,489,624
                                                        ===========     ===========     ===========
Net (loss) income per share                             $     (0.79)    $      0.14     $      0.53
Weighted average number of common shares and common
 equivalent shares (warrants and options) outstanding     4,927,425       5,205,479       4,734,730


          See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
                          CONSOLIDATED BALANCE SHEETS
                     As of March 30, 1996 and March 25, 1995


                                                                          March 30,       March 25,
                                                                            1996            1995
                                                                        -----------     -----------
Assets
 Current assets:
  Cash and cash equivalents                                             $    560,337    $    407,463
  Merchandise inventory                                                   35,352,623      34,759,345
  Due from stockholder                                                       388,071         291,630
  Deferred income taxes                                                      319,000         352,000
  Refundable income taxes                                                  1,107,000          --
  Other current assets                                                     1,298,990       2,606,274
                                                                        ------------    ------------
 Total current assets                                                     39,026,021      38,416,712

 Property and equipment, at cost                                          20,503,860      26,408,210
 Accumulated depreciation and amortization                               (10,602,382)    (14,280,112)
                                                                        ------------    ------------
 Property and equipment, net                                               9,901,478      12,128,098

 Other assets:
  Deferred income taxes                                                    1,739,000         729,000
  Long-term investments                                                      488,704         583,054
  Intangibles                                                              1,246,434       1,393,885
  Other assets                                                               521,954         573,652
                                                                        ------------    ------------
 Total other assets                                                        3,996,092       3,279,591
                                                                        ------------    ------------
   Total assets                                                         $ 52,923,591    $ 53,824,401
                                                                        ============    ============

Liabilities and stockholders' equity
 Current liabilities
  Accounts payable                                                      $ 13,395,403    $ 10,152,777
  Other liabilities and accrued expenses                                   2,882,922       2,645,135
  Current maturities of long-term debt                                       503,187         601,969
                                                                        ------------    ------------
 Total current liabilities                                                16,781,512      13,399,881

 Long-term debt:
  Notes payable                                                              258,415         564,346
  Revolving credit facility                                               18,705,943      18,686,758
                                                                        ------------    ------------
 Total long-term debt                                                     18,964,358      19,251,104

 Commitments and contingencies

 Stockholders' equity:
  Preferred Stock, $.01 par value,
   2,000,000 shares authorized, none issued                                   --              --
  Common Stock, $.01 par value, 9,000,000 shares authorized,
   5,037,916 shares issued, and 4,871,716 shares and 4,993,816 shares
   outstanding at March 30, 1996 and March 25, 1995, respectively             50,379          50,379
  Additional paid-in capital                                              14,004,188      13,930,188
  Retained earnings                                                        3,489,796       7,374,212
                                                                        ------------    ------------
                                                                          17,544,363      21,354,779
  Less Treasury Stock, 166,200 shares and 44,100 shares at
   March 30, 1996 and March 25, 1995, respectively                          (366,642)       (181,363)
                                                                        ------------    ------------
 Total stockholders' equity                                               17,177,721      21,173,416
                                                                        ------------    ------------
   Total liabilities and stockholders' equity                           $ 52,923,591    $ 53,824,401
                                                                        ============    ============


          See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the years ended March 30, 1996, March 25, 1995 and March 26, 1994


                                                                       March 30,            March 25,            March 26,
                                                                         1996                 1995                 1994
                                                                   -------------        -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net(loss)income                                                    $  (3,884,416)       $     712,198         $  2,489,624
Adjustments to reconcile net (loss) income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                        3,116,547            2,683,056            2,064,126
  Impairment of assets write-down                                      2,906,481               --                   --
  Loss from sale of property and equipment                                25,777               75,755               44,646
  Other                                                                  158,947               74,002               67,833
  Deferred income taxes                                               (1,078,000)            (281,000)            (325,000)
Changes in operating assets and liabilities:
  Merchandise inventory                                                 (678,225)          (3,921,564)          (8,502,226)
  Other assets                                                           151,264             (648,542)            (342,883)
  Accounts payable                                                     3,242,626             (658,104)           1,292,223
  Other liabilities and accrued expenses                                 223,102              660,192              171,460
  Income taxes payable                                                    --               (1,123,615)          (1,577,137)
                                                                   -------------        -------------         ------------
  Net cash provided by (used in) operating activities                  4,184,103           (2,427,622)          (4,617,334)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                    (3,583,214)          (4,953,519)          (3,472,616)
Amounts loaned to stockholders                                           (96,441)             (29,101)             232,315
Other long-term investments                                              219,233              (70,338)            (583,054)
Payment for acquisition of business                                       --                   --               (1,150,400)
                                                                   -------------        -------------         ------------
  Net cash used in investing activities                               (3,460,422)          (5,052,958)          (4,973,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                                    (113,891,190)        (109,537,847)         (68,059,170)
Borrowings on revolving line of credit                               113,505,662          116,958,902           67,425,845
Deferred financing fees incurred                                          --                  (22,988)            (370,476)
Other borrowings                                                          --                   --                  333,483
(Costs for) / proceeds from initial public offering                       --                  (22,472)           9,798,324
Purchases of Treasury Stock                                             (185,279)            (164,175)             (17,188)
                                                                   -------------        -------------         ------------
  Net cash (used in) provided by financing activities                   (570,807)           7,211,420            9,110,818
                                                                   -------------        -------------         ------------

Net increase (decrease) in cash and cash equivalents                     152,874             (269,160)            (480,271)
Cash and cash equivalents, beginning of year                             407,463              676,623            1,156,894
                                                                   -------------        -------------         ------------
Cash and cash equivalents, end of year                             $     560,337        $     407,463         $    676,623
                                                                   =============        =============         ============


          See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     For the years ended March 30, 1996, March 25, 1995 and March 26, 1994


                                                             Additional                                                   Total
                                      Common Stock            Paid-in       Retained            Treasury Stock        Stockholders'
                                 Shares         Amount        Capital       Earnings         Shares        Amount         Equity
                                ---------      -------      -----------    -----------      -------      ---------     -----------
Balance at March 27, 1993       3,537,916      $35,379      $ 4,027,501    $ 4,172,390         --           --         $ 8,235,270
 Net income                        --             --             --          2,489,624         --           --           2,489,624
 Proceeds from initial
  public offering               1,500,000       15,000        9,783,324         --             --           --           9,798,324
 Purchases of Treasury Stock       --             --             --             --            3,000        (17,188)        (17,188)
 Compensatory stock options        --             --             67,833         --             --           --              67,833
                                ---------      -------      -----------    -----------      -------      ---------     -----------

Balance at March 26, 1994       5,037,916       50,379       13,878,658      6,662,014        3,000        (17,188)     20,573,863
 Net income                        --             --             --            712,198         --           --             712,198
 Purchases of Treasury Stock       --             --             --             --           41,100       (164,175)       (164,175)
 Additional IPO costs              --             --            (22,472)        --             --           --             (22,472)
 Compensatory stock options        --             --             74,002         --             --           --              74,002
                                ---------      -------      -----------    -----------      -------      ---------     -----------

Balance at March 25, 1995       5,037,916       50,379       13,930,188      7,374,212       44,100       (181,363)     21,173,416
 Net loss                          --             --             --         (3,884,416)        --           --          (3,884,416)
 Purchases of Treasury Stock       --             --             --             --          122,100       (185,279)       (185,279)
 Compensatory stock options        --             --             74,000         --             --           --              74,000
                                ---------      -------      -----------    -----------      -------      ---------     -----------

Balance at March 30, 1996       5,037,916      $50,379      $14,004,188    $ 3,489,796      166,200      $(366,642)    $17,177,721
                                =========      =======      ===========    ===========      =======      =========     ===========


          See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

National Record Mart, Inc. (the "Company") is a specialty retailer of home entertainment products, including compact discs, audio and video cassettes, and related accessories. As of March 30, 1996, the Company operated 151 stores in 27 states primarily in the eastern part of the United States and operates under five distinct store concepts, National Record Mart or NRM Music, Waves Music, Vibes Music, Waves Music and Gifts and Music Oasis, each of which targets a different customer base. The Company's fiscal year is the 52 or 53 weeks ending on the Saturday in March closest to March 31. Fiscal years 1996, 1995 and 1994 ended on March 30 (53 weeks), March 25 (52 weeks) and March 26 (52 weeks), respectively.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, National Record Mart Investments, Inc., a Delaware holding company. All intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

RECLASSIFICATIONS

Certain amounts for the fiscal year ended March 26, 1994 have been reclassified to conform to the presentation for the fiscal years ended March 25, 1995 and March 30, 1996.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

MERCHANDISE INVENTORY

Inventory is comprised of records, tapes, compact discs, video tapes and accessories and is stated at the lower of average cost or market. Market is net realizable value.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Equipment and major improvements to existing locations are capitalized. Expenditures for repairs and maintenance which do not extend the useful life of assets are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method for book purposes and accelerated methods for tax purposes based upon the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the lease term which includes anticipated renewal periods. Property and equipment of the Company consist of the following:

                                                   March 30,      March 25,
             Assets                 Asset Lives      1996           1995
             ------                 -----------    ---------      ---------
        Leasehold improvements        8 years   $  9,137,273    $ 13,198,584
        Fixtures and equipment        7 years     11,283,779      12,482,251
        Vehicles                      5 years         82,808          81,292
        Video cassettes - rental      3 years         --             646,083
                                                ------------    ------------
           Total                                  20,503,860      26,408,210
        Less accumulated depreciation            (10,602,382)    (14,280,112)
                                                ------------    ------------
           Property and equipment, net          $  9,901,478    $ 12,128,098
                                                ============    ============

Depreciation expense for the years ended March 30, 1996, March 25, 1995 and March 26, 1994 was $2,877,579, $2,446,088 and $1,948,779, respectively.

INTANGIBLE ASSETS

Intangible assets recorded by the Company are being amortized using the straight-line method over their estimated useful lives. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the original acquisition of the Company and the acquisition of a business in fiscal 1994 (see Note 9 ) and is being amortized over periods of 40 and 15 years, respectively. The estimated useful life of other intangible assets is five years.

INVESTMENTS

Investments include equity securities carried at cost, which approximates market. These securities are held primarily for their dividend yield and represent less than a 20% investment in the invested companies. Securities which the Company intends to hold for a limited period are classified as short-term investments. Securities intended to be held for periods in excess of one year are classified as long-term investments. No unrealized gains or losses were recorded by the Company in the years ended March 30, 1996 and March 25, 1995.

STORE OPENING COSTS

The expenses associated with the opening of new stores are charged to expense as incurred.

ADVERTISING COSTS

Advertising and sales promotional programs are charged to expense during the period in which they are incurred. Total advertising and sales promotional expense for the fiscal years ended March 30, 1996, March 25, 1995, and March 26, 1994 were $2,465,620, $2,165,308, and $1,943,350, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheets for the Company's financial instruments approximates its fair value.

RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board Statement No 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value-based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied. The Company expects to adopt Statement No. 123 in 1997. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements.

2.    IMPAIRMENT OF ASSETS WRITE-DOWN

During the fourth quarter of 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("Statement No. 121"), issued in March 1995. In connection with the adoption of Statement No. 121, the carrying value of long-lived assets of certain stores was reviewed for recoverability and possible impairment.

Since the beginning of fiscal 1996, the Company has been experiencing declining sales due to an increase in competitive factors. These circumstances have led to certain stores generating projected undiscounted future cash flows less than the carrying amount of property for the stores, which indicates impairment has occurred. This resulted in a net property write-down of $2,906,481 recorded in the fourth quarter of 1996.

3.    INITIAL PUBLIC OFFERING

On August 4, 1993, the Company commenced the IPO of its common stock. In this offering, 1,700,000 shares were sold at $7.50 per share, of which 1,500,000 shares were sold by the Company and 200,000 shares were sold by certain stockholders. The net proceeds of the offering to the Company, after underwriting discounts, commissions, and various legal and professional fees, were approximately $9,775,852. Upon receipt of the net proceeds, the Company utilized $3,250,000 to repay the balance of subordinated notes payable in the principal amounts of $1,750,000 and $1,500,000. The remainder of the proceeds was used to reduce the revolving line of credit facility balance and invest in short-term securities.


4.    REVOLVING CREDIT FACILITY AND TERM DEBT

Long-term debt consisted of the following as of:
                                                          March 30,       March 25,
                                                            1996            1995
                                                        ------------    ------------
   REVOLVING CREDIT FACILITY -- Bears interest at
   the bank's base rate (8.75% at March 30, 1996)
   plus .5% or the 30-day LIBOR rate (5.5% at
   March 30, 1996) plus 2.75%. Secured by
   substantially all of the assets of the Company.      $ 18,705,943    $ 18,686,758

   NONCOMPETE AGREEMENT -- Debt resulting
   from the acquisition of a business (see Note 9).
   Payments due in equal monthly installments
   through December 1996.                                    176,669         275,596

   NOTES PAYABLE -- Debt resulting from the
   acquisition of a business (see Note 9).
   Amounts due at various dates through
   January 1998, contingent upon certain events.             275,000         350,000

   CAPITAL LEASE OBLIGATIONS -- Bear interest at
   various rates ranging from 7.04% to 8.98%.
   Secured by the leased assets. Principal and
   interest due in equal monthly amounts through
   February 1998.                                            309,933         540,719
                                                        ------------    ------------
                                                          19,467,545      19,853,073
   Less current maturities                                   503,187         601,969
                                                        ------------    ------------
   Long-term debt                                       $ 18,964,358    $ 19,251,104
                                                        ============    ============

On June 11, 1993, the Company obtained a five-year revolving credit facility (the "Revolver") from a lender. The maximum borrowings under the Revolver are $22,000,000 and are based upon eligible inventory levels as defined therein. The Company is required to pay a monthly commitment fee of .25% per annum on the unused portion of the Revolver and a monthly collateral monitoring fee of $2,750.

The Revolver also contains various financial and other covenants that place restrictions or limitations on the Company and its subsidiaries, the more restrictive of which include: (i) maintenance of a number of financial ratios, as defined, (ii) a restriction on dividends, and (iii) limitation on capital expenditures.

Future scheduled maturities of long-term debt are as follows:

     Year Ended
       March
     ----------
        1997           $   503,187
        1998               258,415
        1999            18,705,943
                       -----------
       Total           $19,467,545
                       ===========

Although the balance of the Revolver at March 30, 1996 is scheduled to mature in fiscal 1999, the Company intends to renegotiate or extend such debt prior to, or at, its maturity.

Interest payments of $1,611,133, $965,020, and $647,739 were made during the fiscal years ended March 30, 1996, March 25, 1995 and March 26, 1994, respectively.

5.    EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a qualified, noncontributory profit sharing plan for eligible employees. Contributions to the plan, as determined by the Board of Directors, are discretionary but generally may not exceed 15% of the defined annual compensation paid to all participating employees. No contributions were made to the plan for any of the years presented.

401(k) Plan. During fiscal 1996, the Company adopted a 401(k) plan for eligible employees. Employees who have attained age 21 and are paid for 1,000 or more hours of service within the twelve months from the date hired are eligible to participate. Under provisions of the plan, each participant may contribute up to 15% of their eligible compensation to the plan. These contributions are made through payroll deductions and are partially matched by the Company.

6.    STOCK OPTION PLANS

Effective November 3, 1995 the Company's Board of Directors approved the issuance to certain employees of nonqualified options to purchase a total of 34,400 shares of common stock at an exercise price of $2.50 per share, in consideration of the cancellation of the outstanding options previously granted to such individuals with an exercise price of $7.50 per share. The employees' right to exercise such options will vest in equal amounts over a period of five years on each anniversary of the date of issuance. In addition, the Company granted 28,500 options to certain employees effective June 10, 1996 at an exercise price of $2.50 per share. The employees' right to exercise such options will vest in equal amounts over a period of five years on each anniversary of the date of issuance. There were no options exercised in fiscal 1996 or fiscal 1995.

During August 1993, in accordance with the Non Employee Director Stock Option Plan, the Company issued to certain nonemployee members of its Board of Directors options to purchase a total of 15,000 shares of common stock at an exercise price of $7.50 per share. The nonemployee Board of Directors' right to exercise such options will vest in equal amounts over a period of five years on each anniversary of the date of issuance. There were no options exercised in fiscal 1996 or fiscal 1995, and 5,000 options were canceled in fiscal 1996 in conjunction with the resignation of one of the nonemployee directors.

On May 10, 1993, the Company's Board of Directors approved the issuance, to Mr. William A. Teitelbaum, the president of the Company, of options to purchase a total of 200,000 shares of common stock at an exercise price of $.10 per share. Mr. Teitelbaum's right to exercise all such options will vest in equal amounts over a period of 20 years on each anniversary of the date of issuance, provided that all options will vest automatically upon (i) acquisition by a third party or group of a majority of the Company's outstanding equity securities of a sale of the Company of all or substantially all of its assets, (ii) termination of Mr. Teitelbaum's employment without proper cause, (iii) a reorganization, merger or consolidation which results in a change in control of the Company or (iv) Mr. Teitelbaum's death. If Mr. Teitelbaum ceases to be employed by the Company for any other reason, the unvested portion of the options will be extinguished. Included in the Consolidated Statements of Operations for the years ended March 30, 1996, March 25, 1995 and March 26, 1994 is compensation expense of $74,000, $74,002 and $67,833, respectively The Company will recognize annual compensation expense of $74,000 through fiscal year 2113.

Effective June 10, 1996, the Company's Board of Directors granted Mr. William A. Teitelbaum the option to purchase 200,000 shares of Common Stock par value $.01 per share of the Company at an option exercise price of $2.50 per share. The right to exercise such option will vest in four equal installments over a period of four years beginning on June 15, 1997. The option expires on June 15, 2007. The option contains provisions for the acceleration of vesting substantially similar to those contained in Mr. Teitelbaum's May 1993 option.


7.    STOCK SPLIT

On June 3, 1993, the Company's shareholders approved a change in the Company's authorized capital from 150,000 shares of common stock, $1 par value, to 20,000,000 shares of common stock, $.01 par value, 2,000,000 shares of preferred stock, $.01 par value, and an aggregate 6,196-for-one split of the Company's common stock. Net income per share amounts and all references to common stock and additional paid-in capital have been retroactively restated for all years presented to reflect the increased number of common shares outstanding resulting from the stock split. During fiscal 1995, the Company reduced its number of authorized shares from 20,000,000 to 9,000,000 pursuant to a stockholder vote.


8.    INCOME TAXES

The (benefit) provision for income taxes, as shown in the accompanying Consolidated Statements of Operations, includes the following components:

                                                          March 30,       March 25,       March 26,
                                                            1996            1995             1994
                                                        -----------      ---------       ----------
        Current provision:
         Federal                                        $(1,054,984)     $ 599,000       $1,572,000
         State                                              (52,000)        84,855          455,000
                                                        -----------      ---------       ----------
                                                         (1,106,984)       683,855        2,027,000
        Deferred                                         (1,078,000)      (281,000)        (325,000)
                                                        -----------      ---------       ----------
        Total (benefit) provision for income taxes      $(2,184,984)     $ 402,855       $1,702,000
                                                        ===========      =========       ==========


A reconciliation of the Company's effective income tax rate with the federal statutory rate is as follows:

                                                    March 30,  March 25,   March 26,
                                                       1996       1995       1994
                                                    --------   --------    --------
     Federal statutory rate                            (34)%       34%        34%
     State income taxes, net of federal tax benefit      3          1          7
     Nontaxable amounts                                 (1)        --         --
     Other                                              --          1         --
                                                       ----       ----       ----
       Effective income tax rate                        36%        36%        41%
                                                       ====       ====       ====


Tax payments of $205,000, $1,917,569, and $3,618,813 were made during the fiscal years ended March 30, 1996, March 25, 1995 and March 26, 1994, respectively.

Significant components of the Company's deferred tax assets and liabilities as of March 30, 1996 and March 25, 1995 are as follows:

                                                                  March 30,      March 25,
                                                                    1996           1995
                                                                  --------       --------
     Deferred tax assets:
      Excess tax basis in property and equipment                 $1,635,000    $  698,000
      Excess tax basis in inventory                                 305,000       361,000
      Other                                                         371,000       253,000
                                                                 ----------    ----------
                                                                  2,311,000     1,312,000
     Deferred tax liabilities:
      Excess book basis in other current assets                     253,000       231,000
                                                                 ----------    ----------
     Net deferred tax assets                                     $2,058,000    $1,081,000
                                                                 ==========    ==========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the taxable income in the three previous tax years to which tax loss carrybacks can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in the carryback period, and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the periods in which the deferred tax assets are deductible and the amount of tax loss carryback available, management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

The Company's current year net operating loss of $6,069,400 was applied against previous years taxable income which resulted in refundable income tax of $1,107,000 at March 30, 1996.


9.    ACQUISITION OF BUSINESS

On November 19, 1993, the Company purchased certain of the assets of Leonard Smith, Inc., a nine-store music chain located in the Northeast United States. The acquisition was accounted for using the purchase method of accounting for a purchase price of approximately $2,390,000 resulting in approximately $833,000 of goodwill which is being amortized using the straight-line method over 15 years. The purchase price was comprised of (i) a $300,000 general holdback due in equal amounts on August 1994 and May 1995, (ii) a $200,000 specific holdback with due dates and amounts due contingent upon a certain future event, (iii) a $458,000 note payable for a five-year noncompete agreement due in equal monthly installments over a three-year period beginning January 1, 1994, (iv) $1,150,400 paid in cash upon execution of the agreement and the remainder in short-term payables paid in full subsequent to the acquisition. The holdback amounts are accounted for as long-term debt in the accompanying consolidated balance sheets. The results of operations for the period from November 19, 1993 to March 26, 1994 for these nine stores are included in the consolidated statement of operations for the year ended
March 26, 1994. One of the nine stores acquired was closed at the end of fiscal 1994 due to operating performance.

10. COMMITMENTS AND CONTINGENCIES

The Company leases its retail stores and distribution center under operating leases. The lease agreements, including renewal options, expire on various dates through 2011. Most leases provide for additional contingent rents based on a percentage of sales and increases in real estate taxes. Future minimum annual lease payments under noncancellable lease agreements in excess of one year at March 30, 1996 are as follows:


                 1997                                    $10,105,955
                 1998                                      9,539,645
                 1999                                      8,668,778
                 2000                                      7,237,549
                 2001                                      5,989,418
                 Thereafter                               13,329,925
                                                         -----------
                 Total future minimum lease payments     $54,871,270
                                                         ===========


Rent expense for the years ended March 30, 1996, March 25, 1995 and March 26, 1994 was $10,409,824, $9,160,376 and $7,117,646, respectively, and contingent rentals were $156,927, $230,024 and $231,894, respectively.


11. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                                 Primary
                                       Net      Net (Loss)   Common Stock
                            Gross    (Loss)      Income          Price
                 Sales     Profit    Income     per Share    High     Low
                -------    -------   -------    ---------   ------  ------
1996:
First           $19,017    $ 7,248   $(1,461)    $(0.29)    $3.375  $2.000
Second           20,865      7,901    (1,096)     (0.22)     3.000   1.875
Third            33,857     11,860     1,622       0.32      2.750   0.750
Fourth           25,345      9,529    (2,949)     (0.60)     2.250   0.938
                -------    -------   -------     ------
 Total          $99,084    $36,538   $(3,884)    $(0.79)

1995:
First           $18,063      7,234   $  (206)    $(0.04)    $5.750  $3.500
Second           19,932      7,963      (259)     (0.05)     5.250   3.750
Third            35,834     12,568     2,054       0.40      5.000   3.500
Fourth           21,868      8,082      (877)     (0.17)     4.000   2.500
                -------    -------   -------     ------
 Total          $95,697    $35,847   $   712     $ 0.14