Form 10-Q
period 1996-06-29
NATIONAL RECORD MART INC /DE/
filed 1996-08-13
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______ TO _______

                       COMMISSION FILE NUMBER: 0 - 22074

                           NATIONAL RECORD MART, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                                           11-2782687
     (State or jurisdiction of                                       (IRS Employer Identification No.)
   incorporation or organization)

                               507 FOREST AVENUE
                       CARNEGIE, PENNSYLVANIA 15106-2873

          (Address of principal executive offices, including zip code)

                                 (412-276-6200)
              (Registrant's telephone number, including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                         COMMON STOCK, $.01 PAR VALUE,

               4,871,716 SHARES OUTSTANDING AS OF AUGUST 13, 1996

                            EXHIBIT INDEX ON PAGE 8.

                      THIS DOCUMENT CONSISTS OF 10 PAGES.

                           NATIONAL RECORD MART, INC.

                                      INDEX

                                                                                                 PAGE NO.
PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

                 Balance Sheets:  June 29, 1996 (unaudited) and March 30, 1996                         3

                 Statements of Operations:  Thirteen  Weeks Ended June 29, 1996
                 and June 24, 1995 (unaudited)                                                         4

                 Statements of Cash Flows:  Thirteen Weeks Ended June 29, 1996
                 and June 24, 1995 (unaudited)                                                         5

                 Notes to Consolidated Financial Statements (unaudited)                              6-7

   Item 2.  Management's  Discussion and Analysis of Financial Condition and
            Results of Operations                                                                    7-8

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                                           8

            Signature                                                                                  9

                           NATIONAL RECORD MART, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                June 29,            March 30,
                                                                                  1996                1996
                                                                              ------------        ------------
Assets                                                                       (unaudited)
   Current assets:
     Cash and cash equivalents                                                $    715,266        $    560,337
     Merchandise inventory                                                      37,151,985          35,352,623
     Due from stockholder                                                          396,163             388,071
     Deferred income taxes                                                         319,000             319,000
     Refundable income taxes                                                     1,107,000           1,107,000
     Other current assets                                                        2,026,812           1,298,990
                                                                              ------------        ------------
     Total current assets                                                       41,716,226          39,026,021

   Property and equipment, at cost                                              20,760,082          20,503,860
   Accumulated depreciation and amortization                                   (11,189,618)        (10,602,382)
                                                                              ------------        ------------
   Property and equipment, net                                                   9,570,464           9,901,478
   Other assets:
     Deferred income taxes                                                       1,739,000           1,739,000
     Long-term investments                                                         262,884             488,704
     Intangibles, net                                                            1,209,572           1,246,434
     Other                                                                         497,344             521,954
                                                                              ------------        ------------
     Total other assets                                                          3,708,800           3,996,092
                                                                              ------------        ------------
           Total assets                                                       $ 54,995,490        $ 52,923,591
                                                                              ============        ============

Liabilities and stockholders' equity Current liabilities:
     Accounts payable                                                         $ 14,874,924        $ 13,395,403
     Other liabilities and accrued expenses                                      2,354,350           2,882,922
     Current maturities of long-term debt                                          462,155             503,187
                                                                              ------------        ------------
     Total current liabilities                                                  17,691,429          16,781,512
   Long-term debt:
     Notes payable                                                                 200,255             258,415
Revolving credit facility                                                       21,183,334          18,705,943
                                                                              ------------        ------------
     Total long-term debt                                                       21,383,589          18,964,358
   Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000 shares authorized,
           none issued                                                                 -                 -
     Common stock, $.01 par value, 9,000,000 shares authorized, 5,037,916 shares issued at June 29, 1996 and  March 30, 1996, 4,871,716
       outstanding at June 29, 1996, and March 30, 1996                             50,379              50,379
     Additional paid-in capital                                                 14,022,688          14,004,188
     Retained earnings                                                           2,214,047           3,489,796
                                                                              ------------        ------------
                                                                                16,287,114          17,544,363
     Less treasury stock, 166,200 shares                                          (366,642)           (366,642)
                                                                              ------------        ------------
     Total stockholders' equity                                                 15,920,472          17,177,721
                                                                              ------------        ------------
           Total liabilities and stockholders' equity                         $ 54,995,490        $ 52,923,591
                                                                              ============        ============

          See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                               Thirteen              Thirteen
                                                              Weeks Ended           Weeks Ended
                                                               June 29,              June 24,
                                                                 1996                  1995
                                                             ------------           -----------
Net sales                                                    $ 20,142,062           $19,017,356
Cost of sales                                                  12,391,581            11,769,850
                                                             ------------           -----------
   Gross profit                                                 7,750,481             7,247,506

   Selling, general and administrative expenses                 8,615,362             8,251,578
   Depreciation and amortization                                  646,978               745,771
   Interest expense                                               429,623               447,104
   Interest income                                                (8,832)                (5,884)
   Other expenses                                                  60,708                91,356
                                                             ------------           -----------
     Total expenses                                             9,743,839             9,529,925
                                                             ------------           -----------

   Net loss before income taxes                               (1,993,358)            (2,282,419)
   Income tax benefit                                            717,609                821,671
                                                             ------------           -----------
     Net loss                                                $ (1,275,749)          $(1,460,748)
                                                             ============           ===========
     Net loss per share                                             $(.26)                $(.29)
                                                             ============           ===========

     Weighted average number of common shares
           and common equivalent shares
           outstanding                                          4,871,716             4,965,006
                                                             ============           ===========


          See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)


                                                               Thirteen               Thirteen
                                                              Weeks Ended            Weeks Ended
                                                                June 29,               June 24,
                                                                 1996                   1995
                                                             ------------            -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                     $ (1,275,749)           $ (1,460,748)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                646,978                 745,771
     Other                                                         18,500                  25,676
Changes in operating assets and liabilities:
     Merchandise inventory                                     (1,799,362)               (328,865)
     Other assets                                                (726,092)               (466,788)
     Accounts payable                                           1,479,521               1,545,217
     Other liabilities and accrued expenses                      (528,572)               (341,451)
                                                             ------------            ------------
           Net cash used in operating activities               (2,184,776)               (281,188)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment                               (256,222)               (459,811)
Other long term assets                                            225,820                  (3,724)
Amounts loaned to/received from stockholders                       (8,092)                  7,921
                                                             ------------            ------------
           Net cash used in investing activities                  (38,494)               (455,614)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                              (24,344,192)           (23,537,514)
Borrowings on revolving line of credit                         26,722,391             24,675,892
Purchases of treasury stock                                             -                (94,138)
                                                             ------------            -----------
           Net cash provided by financing activities            2,378,199              1,044,240

Net increase in cash and cash equivalents                         154,929                307,438
Cash and cash equivalents, beginning of period                    560,337                407,463
                                                             ------------            -----------
Cash and cash equivalents, end of period                     $    715,266            $   714,901
                                                             ============            ===========


          See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of National Record Mart, Inc. (the "Company") and subsidiary are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. All adjustments made for the first quarter ended June 29, 1996 were of a normal recurring nature. The results of operations for the first quarter ended June 29, 1996 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending March 29, 1997. Additional information is contained in the Company's audited consolidated financial statements for the year ended March 30, 1996, included in the Company's Form 10K and should be read in conjunction with this quarterly report.

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, National Record Mart Investments, Inc., a Delaware holding company. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE  2 - SEASONALITY

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third quarter of its fiscal year, which includes the Christmas selling season. The Company has historically operated at a loss in the first quarter of its fiscal year.

NOTE 3 - INCOME TAXES

The Company provides for income taxes in interim periods on an estimated basis. For the first quarter ended June 29, 1996 and June 24, 1995, the effective income tax rate is 36%.

NOTE 4 - REVOLVING CREDIT FACILITY

Effective June 11, 1993, the Company obtained a five-year revolving credit facility from a lender (the "Agreement"). The maximum borrowings under the Agreement, as amended, are based upon eligible inventory as defined therein, and may not exceed $22 million. The interest rate is the bank's borrowing rate (8.25% at June 29, 1996) plus .50% or Libor (5.4375% at June 29, 1996) plus
2.75%. The Company is required to pay a monthly commitment fee at the rate of
 .25% per annum on the unused portion of the revolving credit facility. Various covenants in the Agreement require the Company, among other things, to maintain certain financial ratios, including minimum tangible net worth and working capital, and to limit capital expenditures, additional indebtedness, and to prohibit dividend distributions.

Borrowings are collateralized by substantially all assets of the Company, including inventory, property and equipment.

                           NATIONAL RECORD MART, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

NOTE 5 - ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company adopted Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation" ("Statement No. 123") in the first quarter of fiscal 1997. In accordance with the provisions of "Statement No. 123", the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will prepare pro forma disclosures of net income and earnings per share in its fiscal year end March 29, 1997 financial statements as if the fair value-based method of accounting had been applied.

                ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 30, 1996 ("fiscal 1996") included in the Company's Form 10K.

RESULTS OF OPERATIONS

         NET SALES: The Company's net sales increased during the first quarter (ended June 29, 1996) of the Company's fiscal year ending March 29, 1997 ("fiscal 1997") by $1,125,000, or 5.9%, over the first quarter of fiscal 1996. Net comparable stores sales for the first quarter were up 2.2% or $412,000. The increase in total sales were attributable to 13 additional stores (net), opened subsequent to the first quarter of fiscal 1996. The comparative store sales increases were primarily due to the Company's focus on its' "It's the Stores" strategy, a combination of improving customer service, overall store appeal, quality of personnel through better training and more selective recruiting. Another factor contributing to the increase in sales is an improvement in the Company's management of its inventory, with an emphasis on buying deeper into product lines to appeal to a larger demographic customer base.

         GROSS PROFIT: Gross profit, expressed as a percentage of net sales, increased to 38.5% for the first quarter of fiscal 1997 from 38.1% in the first quarter of fiscal 1996. The increase in margin is primarily attributable to the restructuring of the Company's pricing format.

         EXPENSES: Selling, general and administrative (SG&A) expenses, expressed as a percentage of net sales decreased to 42.8% during the first quarter of fiscal 1997 from 43.4% in the first quarter of fiscal 1996. The decrease expressed as a percentage of sales is partially a function of the Company's implementation of a new wage control system and restructuring of field personnel, as well as internal management.

Interest expense decreased to $429,623 in the first quarter of fiscal 1997 from $447,104 in the first quarter of fiscal 1996. The decrease is due to the decrease in interest rates during fiscal 1997 as the revolving line of credit facility is tied to the bank's base rate which decreased from 9.0% at June 24, 1995 to 8.25% at June 29, 1996.

         NET LOSS: The Company had a net loss of ($1,275,749), or ($0.26) per share, in the first quarter of fiscal 1997 compared to net loss of ($1,460,748) or ($0.29) per share, in the same quarter of fiscal 1996, the decrease of the net loss is primarily attributable to the increase in sales at a higher gross profit margin and the management of expenses.

                ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     INCOME TAXES: The Company's effective tax rate in the first quarter of fiscal 1997 and 1996 was 36%.

As of June 29, 1996 the Company had net deferred tax assets of $2,058,000. The Company may be required to earn approximately $5,717,000 of future taxable income in order to realize the benefit of the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of fiscal 1997 and 1996 the Company had net cash used by operating activities of $2,184,776 and $281,188, respectively due to merchandise inventory purchasing.

         The Company made capital expenditures during the first three months of fiscal 1997 of $256,000, relating to upgrading the Company's Distribution center, redeveloping store design and store equipment, fixtures and leaseholds for one new store.

         The Company has a five-year revolving credit facility (the "Revolver") from an institutional lender. Advances under the Revolver bears interest at a floating rate equal to the lender's base rate (8.25% at June 29, 1996) plus
 .50% or Libor rate (5.4375% at June 29, 1996) plus 2.75%. Effective November 1, 1994 the interest rate under the Revolver was reduced 25 basis points to .50% plus the lender's base rate. The alternate borrowing rate based on Libor was reduced 50 basis points to 2.75% plus Libor.

Management believes that cash flows from operations and amounts available under the Revolver will be sufficient to meet the Company's current liquidity and capital needs at least through fiscal 1997.

                          PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  EXHIBIT NO.                 DESCRIPTION                                     PAGE NO.

                   11                         Calculation of Net Loss Per
                                              Common Share - For the thirteen weeks
                                              ended June 29, 1996 and June 24, 1995              10

                   27                         Financial Data Schedule

            (b)   Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the thirteen weeks ended June 29, 1996.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                NATIONAL RECORD MART, INC.

                                By:  /s/ THERESA CARLISE
                                    -----------------------
                                    Theresa Carlise
                                    Senior Vice President and Chief
                                    Financial Officer (Principal Financial
                                    and Accounting Officer)

                                Date: AUGUST 13, 1996