Form 10-Q
period 1996-09-28
NATIONAL RECORD MART INC /DE/
filed 1996-11-08
CIK 904535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________

FORM 10-Q

(MARK ONE)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE 	SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

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

                     COMMON STOCK, $.01 Par Value,
         4,844,624 SHARES OUTSTANDING AS OF NOVEMBER 11, 1996

                       EXHIBIT INDEX ON PAGE 9.
                 THIS DOCUMENT CONSISTS OF 10 PAGES.





                         NATIONAL RECORD MART, INC.
                                  INDEX

	                                                                 Page No.
PART I.  FINANCIAL INFORMATION

 Item 1.	Consolidated Financial Statements

		Balance Sheets:  September 28, 1996 (unaudited) and March 30, 1996	   3

		Statements of Operations:  Thirteen and Twenty-six Weeks Ended
		September 28, 1996 and September 23, 1995 (unaudited)	                4

		Statements of Cash Flows: Twenty-six Weeks Ended September 28, 1996
		and September 23, 1995 (unaudited)	                                   5

		Notes to Consolidated Financial Statements (unaudited)	             6-7

 Item 2.	Management's  Discussion and Analysis of Financial Condition and
	        Results of Operations	                                       7-8

PART II.  OTHER INFORMATION

 Item 4.	Submission of Matters to a Vote of Security Holders	         8-9

 Item 6.	Exhibits and Reports on Form 8-K	                              9

        	Signature	                                                     9

                         NATIONAL RECORD MART, INC.
                        CONSOLIDATED BALANCE SHEETS

					                                           September 28,			   March 30,
					                                               1996			          1996
                                                 (unaudited)
Assets
	Current assets:
		Cash and cash equivalents	                         $	64,587	      $	560,337
		Merchandise inventory		                          40,305,026		    35,352,623
		Due from stockholder		                              369,655		       388,071
		Deferred income taxes		                             319,000		       319,000
		Refundable income taxes		                           335,086	    	 1,107,000
		Other current assets		                            2,650,460		     1,298,990
		Total current assets		                           44,043,814		    39,026,021

	Property and equipment, at cost		                 21,372,530		    20,503,860
	Accumulated depreciation and amortization		      (11,787,478)	   (10,602,382)
	Property and equipment, net		                      9,585,052		     9,901,478
	Other assets:
		Deferred income taxes		                           1,739,000		     1,739,000
		Long-term investments		                             262,884		       488,704
		Intangibles, net		                                1,172,709		     1,246,434
		Other			                                            489,820		       521,954
		Total other assets		                              3,664,413		     3,996,092
			Total assets	                                 $	57,293,279	   $	52,923,591

Liabilities and stockholders' equity
	Current liabilities:
		Accounts payable	                              $	17,864,080	   $	13,395,403
		Other liabilities and accrued expenses		          2,171,953		     2,882,922
		Current maturities of long-term debt		              420,377		       503,187
		Total current liabilities		                      20,456,410		    16,781,512
	Long-term debt:
		Notes payable		                                     123,181		       258,415
  Revolving credit facility		                      21,924,770		    18,705,943
		Total long-term debt		                           22,047,951		    18,964,358
	Stockholders' equity:
		Preferred stock, $.01 par value, 2,000,000 shares
   authorized, none issued	                              -               -
		Common stock, $.01 par value, 9,000,000 shares
   authorized, 5,037,916 shares issued, and
   4,844,624 shares and 4,871,716 shares
   outstanding at September 28, 1996, and
   March 30, 1996, respectively.		                     50,379		        50,379
		Additional paid-in capital		                     14,041,188		    14,004,188
		Retained earnings		                               1,128,335		     3,489,796
					                                              15,219,902		    17,544,363
		Less treasury stock, 193,292 shares
   and 166,200, respectively		                       (430,984)		     (366,642)
		Total stockholders' equity		                     14,788,918		    17,177,721
			Total liabilities and stockholders' equity	   $	57,293,279	   $	52,923,591

See accompanying notes to consolidated financial statements

                         NATIONAL RECORD MART, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

				                      Thirteen	    Thirteen	    Twenty-Six	   Twenty-Six
				                     Weeks Ended	 Weeks Ended	  Weeks Ended	  Weeks Ended
                        September 28, September 23,	September 28, September 23,
					                       1996			       1995			       1996			       1995
Net sales			            $21,023,949	  $20,864,928	  $41,166,011 	 $39,882,284
Cost of sales		          12,941,545		  12,964,095		  25,333,126		  24,733,945
	Gross profit		           8,082,404		   7,900,833		  15,832,885		  15,148,339
Selling, general and
 administrative expenses	 8,604,064		   8,381,851		  17,219,426		  16,633,429
Depreciation and
 amortization		             657,602		     746,907		   1,304,580		   1,492,678
Interest expense		          459,281		     399,867		     888,904		     846,971
Interest income		            (8,110)		     (8,211)		    (16,942)		    (14,095)
Other expenses		             65,991		      93,590		     126,699		     184,946
	Total expenses		         9,778,828		   9,614,004		  19,522,667		  19,143,929

Net loss before
 income taxes		          (1,696,424)		 (1,713,171)		 (3,689,782)		 (3,995,590)
Income tax benefit		        610,712		     616,741		   1,328,321		   1,438,412
	Net loss		             $(1,085,712)		$(1,096,430)	 $(2,361,461)	 $(2,557,178)
	Net loss per share	    $	     (.22)	 $	     (.22)	 $	     (.49)	 $	     (.52)

Weighted average number of common
 shares and common equivalent
 shares outstanding		     4,838,495		   4,957,216		   4,835,308		   4,961,111

See accompanying notes to consolidated financial statements

                       NATIONAL RECORD MART, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)

				                                             Twenty Six 	    Twenty Six
				                                             Weeks Ended	    Weeks Ended
				                                            September 28,	  September 23,
					                                               1996			         1995
Cash flows from operating activities
Net loss	                                        $	(2,361,461)	  $	(2,557,178)
Adjustments to reconcile net loss to net cash
	(used in) provided by operating activities:
		Depreciation and amortization		                   1,304,580		     1,492,678
		Loss from disposal of property and equipment	          -			           5,304
		Other			                                             37,000		        57,081
  Changes in operating assets and liabilities:
			Merchandise inventory		                         (4,952,403)		   (4,138,246)
			Refundable income taxes and other assets		        (641,232)		     (425,715)
			Accounts payable		                               4,468,677		     6,798,600
			Other liabilities and accrued expenses		          (710,969)		     (478,196)
Net cash (used in) provided by operating activities(2,855,808)		      754,328

Cash flows from investing activities
 Purchase of property and equipment		                (868,670)		     (892,326)
 Other long term assets		                             209,529	     	  256,092
 Amounts received from (advanced to) stockholders		    18,416	        (80,617)
Net cash used in investing activities		              (640,725)		     (716,851)

Cash flows from financing activities
 Payments on debt		                               (49,328,044)		  (48,511,849)
 Borrowings on revolving line of credit		          52,328,827		    48,532,714
 Purchases of treasury stock	                            -		          (94,138)
Net cash provided by (used in) financing activities	3,000,783		       (73,273)

Net decrease in cash and cash equivalents		          (495,750)		      (35,796)
Cash and cash equivalents, beginning of period		      560,337		       407,463
Cash and cash equivalents, end of period	            $	64,587	      $	371,667

See accompanying notes to consolidated financial statements

                       NATIONAL RECORD MART, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of National Record Mart, Inc. (the "Company") and subsidiary are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. All adjustments made for the second quarter ended September 28, 1996 were of a normal recurring nature. The results of operations for the second quarter ended September 28, 1996 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending March 29, 1997. Additional information is contained in the Company's audited consolidated financial statements for the year ended
March 30, 1996, included in the Company's Form 10K and should be read in conjunction with this quarterly report.

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

NOTE 3 - INCOME TAXES

The Company provides for income taxes in interim periods on an estimated basis. For the second quarter ended September 28, 1996 and September 23, 1995, the effective income tax rate is 36%.

NOTE 4 - REVOLVING CREDIT FACILITY

Effective June 11, 1993, the Company obtained a five-year revolving credit facility from a lender (the "Agreement"). The maximum borrowings under the Agreement, as amended on October 17, 1996, are based upon eligible inventory as defined therein, and may not exceed $26 million. The interest rate is the bank's borrowing rate (8.25% at September 28, 1996) plus .50% or Libor (5.4375% at September 28, 1996) plus 2.75%. The Company is required to pay a monthly commitment fee at the rate of .25% per annum on the unused portion of the revolving credit facility. Various covenants in the Agreement require the Company, among other things, to maintain certain financial ratios, including minimum tangible net worth and working capital, and to limit capital expenditures, limit new store openings, additional indebtedness, and to prohibit dividend distributions.

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

RESULTS OF OPERATIONS

	NET SALES: The Company's net sales increased during the second quarter (ended September 28, 1996) of the Company's fiscal year ending March 29, 1997 ("fiscal 1997") by $159,000, or .76%, over the second quarter of fiscal 1996. Net comparable stores sales for the second quarter were up .57% or $113,000. The increase in total sales were attributable to 3 additional stores (net), opened subsequent to the second quarter of fiscal 1996. Sales for the twenty six weeks ended September 28, 1996 increased $1.3 or 3.22%. Net comparable store sales for the twenty six weeks ended were up 1.36% or $525,000 compared to the twenty six weeks ended September 23, 1995. The Company believes that its continued focus on its core stores and limiting growth is contributing to the increase in comparable store sales.

	GROSS PROFIT: Gross profit, expressed as a percentage of net sales, increased to 38.4% for the second quarter of fiscal 1997 from 37.9% in the second quarter of fiscal 1996. Gross profit for the twenty six weeks ended September 28, 1996 was 38.5% compared to 38.0% for the twenty six weeks ended September 23, 1995. The increase in margin for the quarter and twenty six weeks is primarily attributable to the restructuring of the Company's pricing format.

	EXPENSES:  Selling, general and administrative (SG&A) expenses, expressed as a percentage of net sales increased slightly to 40.9% or $8.6 million during the second quarter of fiscal 1997 from 40.2% or $8.4 million in the second quarter of fiscal 1996.  SG&A expenses for the twenty six weeks ended
September 28, 1996 increased to 41.8% or $17.2 million compared to 41.7% or
$16.6 million for the twenty six weeks ending September 23, 1995.  This slight change is related to three additional stores (net) and marginal cost increases at the corporate level.

Interest expense increased slightly to $459,000 in the second quarter of
fiscal 1997 from $400,000 in the second quarter of fiscal 1996.   The
increase is due to the increase in borrowings to $21.9 million fiscal 1997 from $19.0 million in fiscal 1996 as the revolving line of credit facility is tied to the bank's base rate. This increase in the lending facility was offset by the reduction of the bank's base rate at September 28, 1996 to 8.25% from 9.0% at September 23, 1995.

               ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	NET LOSS:  The Company had a net loss of ($1,086,000), or ($0.22) per share, in the second quarter of fiscal 1997 compared to a net loss of ($1,096,000)
or ($0.22) per share, in the same quarter of fiscal 1996.  The net loss for the twenty six weeks ended September 28, 1996 was ($2,361,000) or ($.49) per share, compared to ($2,557,000) or ($.52) per share for the twenty six weeks ended September 23, 1995.  The decreases being primarily attributable to the increase in sales at a higher gross profit margin, which were partially offset by an increase in selling, general and administrative expenses.

	INCOME TAXES: The Company's effective tax rate in the first quarter of fiscal 1997 and 1996 was 36%.

As of September 28, 1996 the Company had net deferred tax assets of $2,058,000. The Company may be required to earn approximately $6,053,000 of future taxable income in order to realize the benefit of the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

	During the first six months of fiscal 1997 the Company had net cash used in operating activities of $2,856,000, due primarily to its net loss and increases in operating assets in excess of operating liabilities.

	The Company made capital expenditures during the first six months of fiscal
1997 of $868,670, relating to upgrading the Company's Distribution center, redeveloping store design and store equipment, fixtures and leaseholds for three new stores.

	The Company has a revolving credit facility (the "Revolver") from an institutional lender which expires in June of 1998. Advances under the Revolver bears interest at a floating rate equal to the lender's base rate (8.25% at September 28, 1996) plus .50% or Libor rate (5.4375% at September 28, 1996) plus 2.75%. On October 17, 1996 the Company's revolving credit facility was increased to $26 million from $22 million. Effective November
1, 1994  the interest rate under the Revolver was reduced 25 basis points to
 .50% plus the lender's base rate. The alternate borrowing rate based on Libor was reduced 50 basis points to 2.75% plus Libor.

Management believes that cash flows from operations and amounts available under the Revolver will be sufficient to meet the Company's current liquidity and capital needs at least through fiscal 1997.


                         PART II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	The Company held its annual meeting of stockholders on Wednesday September
18, 1996 at 9:30 a.m.	at PNC Plaza, Fifth and Wood Street, 16th Floor,
Pittsburgh, Pennsylvania at which time the following 	matters were voted upon:
1.	 Four directors were voted on for reappointment to the Board.  All four
    were appointed by virtue	of the vote as follows:
		  William A. Teitelbaum		4,514,260 for	26,625 against
		  Theresa Carlise			     4,514,260 for	26,625 against
		  Samuel S. Zacharais		  4,514,260 for	26,625 against
		  Irwin B. Goldstein		   4,514,260 for	26,625 against

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

2. 	Resolution approving the appointment of Ernst & Young LLP to serve as the
    independent	auditors for the Company for the fiscal year ended March 29,
    1997 received 4,519,285 votes for	such appointment.  Shares voted against
    the appointment totaled 18,800 and 2,800 abstained	from the vote.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

    (a)	Exhibits:

	       EXHIBIT NO.	 DESCRIPTION                       PAGE NO.

	           11	      Calculation of Net Loss Per
		                   Common Share - For the thirteen and
                     twenty six weeks ended September 28,
                     1996 and September 23, 1995 	          10



    (b)	Reports on Form 8-K:

	       There were no reports on Form 8-K filed during the thirteen weeks ended September 28, 1996.



                                  Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


	                              NATIONAL RECORD MART, INC.

              	                By: Theresa Carlise
	                                  Theresa Carlise
	                                  Senior Vice President and Chief
	                                  Financial Officer
	                                 (Principal Financial and Accounting Officer)


							                        Date: November 11, 1996

Exhibit 11
Page 1 of 1

                          NATIONAL RECORD MART, INC.
                   CALCULATION OF NET LOSS PER COMMON SHARE
                    FOR THE THIRTEEN AND TWENTY SIX WEEKS ENDED
                   SEPTEMBER 28, 1996 AND SEPTEMBER 23, 1995

Net Loss Per Common Share

The computation of weighted average common shares and equivalents outstanding for the periods presented is as follows:

		                      Thirteen Weeks Ended			    Twenty six Weeks Ended
	                   September 28,	 September 23, 	September 28,	 September 23,
		                      1996			        1995			        1996			        1995
Weighted average common
 shares outstanding	   4,838,495	     4,957,216	     4,835,308	     4,961,111

Common Stock Equivalents
 which are dilutive	        *		            *		            *		            *

Treasury stock assumed to
 be repurchased using
 proceeds from options and
 warrants		                 -			           -		            -		            -

Weighted average common
 shares and equivalents
 outstanding		         4,838,495		    4,957,216		    4,835,308		    4,961,111

Net loss   		        ($1,085,712)		 ($1,096,430)		 ($2,361,461) 		($2,557,178)

Net loss per share		      ($0.22)		      ($0.22)		      ($0.49)		      ($0.52)

* Shares not included in calculation as the effects of such shares would be anti-dilutive.

