Form 10-Q/A
period 1996-09-28
NATIONAL RECORD MART INC /DE/
filed 1997-01-07
CIK 904535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________

FORM 10-Q/A

(MARK ONE)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE 	SECURITIES
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

