Form 10-Q
period 1996-12-28
NATIONAL RECORD MART INC /DE/
filed 1997-02-10
CIK 904535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                              ______________

                                FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE 	SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
                        COMMON STOCK, $.01 Par Value,
            4,844,624 SHARES OUTSTANDING AS OF FEBRUARY 11, 1997

                          EXHIBIT INDEX ON PAGE 9.
                    THIS DOCUMENT CONSISTS OF 10 PAGES.






                          NATIONAL RECORD MART, INC.
                                    INDEX

	                                                                   PAGE NO.
PART I.  FINANCIAL INFORMATION

 Item 1.	Consolidated Financial Statements

		        Balance Sheets:  December 28, 1996 (unaudited)
          and March 30, 1996	                                            3

		        Statements of Operations:  Thirteen and Thirty-nine Weeks Ended
		        December 28, 1996 and December 23, 1995 (unaudited)	           4

		        Statements of Cash Flows: Thirty-nine Weeks Ended
          December 28, 1996 and December 23, 1995 (unaudited)	           5

								  Notes to Consolidated Financial Statements (unaudited)	      6-7

Item 2.	Management's  Discussion and Analysis of Financial Condition and
	       Results of Operations	                                         7-8

PART II.  OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K	                                9

	       Signature	                                                       9

                                      2














                          NATIONAL RECORD MART, INC.
                         CONSOLIDATED BALANCE SHEETS


				                                            	December 28,			   March 30,
					                                                1996			         1996
Assets		                                         (unaudited)
	Current assets:
		Cash and cash equivalents	                     $	1,733,350	      $	560,337
		Merchandise inventory		                         42,352,844		    35,352,623
		Due from stockholder		                             380,760		       388,071
		Deferred income taxes		                            319,000		       319,000
		Refundable income taxes		                          311,650	      1,107,000
		Other current assets		                           1,666,572		     1,298,990
		Total current assets		                          46,764,176		    39,026,021

	Property and equipment, at cost		                22,929,779		    20,503,860
	Accumulated depreciation and amortization		     (12,414,675)			 (10,602,382)
	Property and equipment, net		                    10,515,104		     9,901,478
	Other assets:
		Deferred income taxes		                          1,739,000		     1,739,000
		Long-term investments		                            262,884		       488,704
		Intangibles, net		                               1,135,846		     1,246,434
		Other			                                           483,096		       521,954
		Total other assets		                             3,620,826		     3,996,092
			Total assets	                                $	60,900,106	   $	52,923,591

Liabilities and stockholders' equity
	Current liabilities:
		Accounts payable	                             $	27,166,811	   $	13,395,403
		Other liabilities and accrued expenses		         4,384,514		     2,882,922
		Current maturities of long-term debt		             216,696		       503,187
		Total current liabilities		                     31,768,021		    16,781,512
	Long-term debt:
		Notes payable		                                     44,153		       258,415
  Revolving credit facility		                     11,819,213		    18,705,943
		Total long-term debt		                          11,863,366		    18,964,358
	Stockholders' equity:
		Preferred stock, $.01 par value, 2,000,000
   shares authorized, none issued	                      -               -
		Common stock, $.01 par value, 9,000,000 shares authorized,
   5,037,916 shares issued, and 4,844,624 shares and
   4,871,716 shares outstanding at December 28, 1996,
   and March 30, 1996, respectively.		                50,379		        50,379
		Additional paid-in capital		                    14,059,688		    14,004,188
		Retained earnings		                              3,589,636		     3,489,796
					                                             17,699,703		    17,544,363
		Less treasury stock, 193,292 shares
   and 166,200, respectively		                      (430,984)		     (366,642)
		Total stockholders' equity		                    17,268,719		    17,177,721
			Total liabilities and stockholders' equity	  $	60,900,106	   $	52,923,591


See accompanying notes to consolidated financial statements

                                        3

                          NATIONAL RECORD MART, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

				                                          Thirteen      Thirteen	   Thirty-nine	 Thirty-nine
				                                         Weeks Ended	  Weeks Ended	  Weeks Ended	 Weeks Ended
                                             December 28,	 December 23,	 December 28, December 23,
					                                           1996			       1995			       1996			      1995
	Net sales			                                $35,958,708	  $33,857,128	  $77,124,719	 $73,739,412
	Cost of sales		                              22,601,490		  21,996,927		  47,934,616		 46,730,872
		Gross profit		                              13,357,218		  11,860,201		  29,190,103		 27,008,540
	Selling, general and administrative expenses	 8,561,684		   7,971,944		  25,781,110		 24,605,373
	Depreciation and amortization		                 699,842		     790,072		   2,004,422		  2,282,750
	Interest expense		                              466,454		     444,115		   1,355,358		  1,291,086
	Interest income		                                (8,548)		     (9,637)		    (25,490)		   (23,732)
	Other (income) expense		                       (207,997)		    128,657		     (81,298)		   313,603
		Total expenses		                             9,511,435		   9,325,151		  29,034,102		 28,469,080

	Net income (loss) before income taxes		       3,845,783		   2,535,050		     156,001		 (1,460,540)
	Income tax (expense) benefit		               (1,384,482)		   (912,618)		    (56,161)		   525,794
		Net income (loss)		                         $2,461,301		  $1,622,432	     $	99,840	  $	(934,746)
		Net income (loss) per share	                     $	.49	        $	.32	        $	.02	      $	(.19)

	Weighted average number of common shares
		and common equivalent shares outstanding		   5,030,802		   5,145,802		   5,032,461		  4,959,549


See accompanying notes to consolidated financial statements
                                       4


                          NATIONAL RECORD MART, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   Thirty Nine 	 Thirty Nine
				                                               Weeks Ended	  Weeks Ended
				                                               December 28,	 December 23,
					                                                  1996			       1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	                                    $	99,840	   $	(934,746)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
		Depreciation and amortization		                    2,004,422		   2,282,750
		Loss from disposal of property and equipment	          8,104		      21,216
		Other			                                            (219,500)		     91,349
Changes in operating assets and liabilities:
		Merchandise inventory		                           (7,000,221)		 (5,080,617)
		Refundable income taxes and other assets		           376,026		    (205,142)
		Accounts payable		                                13,771,408		  15,764,595
		Other liabilities and accrued expenses		           1,501,592		   1,564,417
		 Net cash provided by operating activities		      10,541,671		  13,503,822

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment		              (2,454,399)		 (3,264,510)
  Other long term assets		                             190,913	      207,610
  Amounts received from (advanced to) stockholder	       7,311	     	(63,577)
Net cash used in investing activities		             (2,256,175)		 (3,120,477)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt		                               (89,005,753)		(82,731,424)
  Borrowings on debt		                              81,893,270		  76,235,375
  Purchases of treasury stock	                           -		        (153,897)
Net cash used in financing activities		             (7,112,483)		 (6,649,946)

Net increase in cash and cash equivalents		          1,173,013		   3,733,397
Cash and cash equivalents, beginning of period		       560,337		     407,463
Cash and cash equivalents, end of period	          $	1,733,350	  $	4,140,860


See accompanying notes to consolidated financial statements

                         NATIONAL RECORD MART, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of National Record Mart, Inc. (the "Company") and subsidiary are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. All adjustments made for the third quarter ended December 28, 1996 were of a normal recurring nature. The results of operations for the third quarter ended December 28, 1996 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending March 29, 1997. Additional information is contained in the Company's audited consolidated financial statements for the year ended March 30, 1996, included in the Company's Form 10K and should be read in conjunction with this quarterly report.

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

NOTE 3 - INCOME TAXES

The Company provides for income taxes in interim periods on an estimated basis. For the third quarter ended December 28, 1996 and December 23, 1995, the effective income tax rate is 36%.

NOTE 4 - REVOLVING CREDIT FACILITY

Effective June 11, 1993, the Company obtained a five-year revolving credit facility from a lender (the "Agreement"). The maximum borrowings under the Agreement, as amended on October 17, 1996, are based upon eligible inventory as defined therein, and may not exceed $26 million. The interest rate is the bank's borrowing rate (8.25% at December 28, 1996) plus .50%, or Libor (5.5625% at December 28, 1996) plus 2.75%. The Company is required to pay a monthly commitment fee at the rate of .25% per annum on the unused portion of the revolving credit facility. Various covenants in the Agreement require the Company, among other things, to maintain certain financial ratios, including minimum tangible net worth and working capital, and to limit capital expenditures, limit new store openings, additional indebtedness, and to prohibit dividend distributions.

Borrowings are collateralized by substantially all assets of the Company, including inventory, property and equipment.

                         NATIONAL RECORD MART, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

NOTE 5 - ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company adopted Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation" ("Statement No. 123") in the first quarter of fiscal 1997. In accordance with the provisions of "Statement No. 123", the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will prepare pro forma disclosures of net income and earnings per share in its fiscal year end March 29, 1997 financial statements as if the fair value-based method had been applied.


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

RESULTS OF OPERATIONS

	NET SALES:   The Company's net sales increased during the third quarter
(ended December 28, 1996) of the Company's fiscal year ending March 29, 1997 ("fiscal 1997") by $2,102,000, or 6.21%, over the third quarter of fiscal
1996. Net comparable stores sales for the third quarter were up 5.75% or $1,881,000. Sales for the thirty nine weeks ended December 28, 1996 increased $3.4 million or 4.59%. Net comparable store sales for the thirty nine weeks ended December 28, 1996 were up 3.37% or $2.4 million compared to the thirty nine weeks ended December 22, 1995. The Company believes that comparable and total store sales gains for the quarter and thirty nine weeks, can be in part attributable to the Company's strategy to capture additional market share by increasing its emphasis on customer service and broadening its inventory selection to appeal to the more mature demographics.

	GROSS PROFIT:   Gross profit, expressed as a percentage of net sales,
increased to 37.1% for the third quarter of fiscal 1997 from 35.0% in the third quarter of fiscal 1996. Gross profit for the thirty nine weeks ended December 28, 1996 was 37.8% compared to 36.6% for the thirty nine weeks ended December 23, 1995. The increase in margin for the quarter and thirty-nine weeks reflects in part the Company's efforts to realign its shelf pricing format in many of its stores and shift the music inventory mix in favor of catalog product which typically carries higher profit margins.

	EXPENSES:   Selling, general and administrative (SG&A) expenses increased to $8.6 million or 23.8%, expressed as a percentage of net sales, during the third quarter of fiscal 1997 from $8.0 million or 23.5% in the third quarter of fiscal 1996. SG&A expenses for the thirty nine weeks ended December 28, 1996 increased to $25.8 million or 33.4% compared to $24.6 million or 33.4% for the thirty nine weeks ending December 23, 1995. The increases for the quarter and the thirty nine weeks are primarily attributable to planned occupancy and presonnel related expenses.

              ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense increased to $466,000 in the third quarter of fiscal 1997 from $444,000 in the third quarter of fiscal 1996. The increase is due to the increase in the average daily revolving line balance for the third quarter of fiscal 1997, $21.2 million, compared to the average daily revolving line balance of $18.5 million in fiscal 1996.

	NET INCOME: The Company had net income of $2,461,000, or $0.49 per share, in the third quarter of fiscal 1997 compared to net income of $1,622,000 or $0.32 per share, in the same quarter of fiscal 1996. The net income for the thirty nine weeks ended December 28, 1996 was $100,000 or $0.02 per share, compared to ($935,000) or ($0.19) per share for the thirty nine weeks ended December 23, 1995. The improvements in earnings per share are a reflection of the increase in sales at a higher gross profit margin, partially offset by an increase in selling, general and administrative expenses.

	INCOME TAXES: The Company's effective tax rate in the third quarter of fiscal 1997 and 1996 was 36%.

As of December 28, 1996 the Company had deferred tax assets of approximately $2,300,000. The Company may need to earn approximately $6,765,000 of future taxable income in order to realize the benefit of the net deferred tax assets.

                       LIQUIDITY AND CAPITAL RESOURCES

	The Company had net cash provided by operating activities for the nine months of fiscal 1997 of $10.5 million, due primarily to its net income, depreciation and increases in operating liabilities in excess of operating assets.

	The Company made capital expenditures during the first nine months of fiscal
1997 of $2.5 million, which included upgrades to the Distribution Center, installing new merchandising graphics and fixtures in the stores, development and implementation of a new store design, and leasehold improvements for 6 new, 4 relocated and 2 remodeled units.

	The Company has a revolving credit facility (the "Revolver") from an institutional lender which expires in June of 1998. Advances under the Revolver bear interest at a floating rate equal to the lender's base rate (8.25% at December 28, 1996) plus .50%, or Libor rate (5.5625% at December 28, 1996) plus 2.75%. On October 17, 1996 the Company's revolving credit facility was increased to $26 million from $22 million.

Management believes that cash flows from operations and amounts available under the Revolver will be sufficient to meet the Company's current liquidity and capital needs at least through fiscal 1997.

                         PART II - OTHER INFORMATION


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

    (a)	Exhibits:

   	    Exhibit No.	 Description	                                   Page No.

        	    11	     Calculation of Net Income (Loss) Per Common
                     Share - For the thirteen and thirty nine weeks
		                   ended December 28, 1996 and December 23, 1995 	     10



    (b)	Reports on Form 8-K:

	       There were no reports on Form 8-K filed during the thirteen weeks ended December 28, 1996.





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


                            NATIONAL RECORD MART, INC.

	                           By:  Theresa Carlise
	                                Theresa Carlise
	                                Senior Vice President and Chief
	                                Financial Officer
	                                (Principal Financial and Accounting Officer)


							                     Date: February 11, 1997

                                                                   Exhibit 11
                                                                  Page 1 of 1

                         NATIONAL RECORD MART, INC.
              CALCULATION OF NET INCOME (LOSS) PER COMMON SHARE
           FOR THE THIRTEEN AND THIRTY NINE WEEKS DECEMBER 28, 1996
                            AND DECEMBER 23, 1995

NET INCOME (LOSS) PER COMMON SHARE

The computation of weighted average common shares and equivalents outstanding for the periods presented is as follows:


	                   	      Thirteen Weeks Ended			   Thirty Nine Weeks Ended
	                        December 28,	December 23, 	December 28,	December 23,
		                           1996			      1995			       1996			      1995
Weighted average common
 shares outstanding	       4,844,624	   4,956,425	    4,844,624	   4,959,549

Common Stock Equivalents
 which are dilutive	         200,000		    200,000	      200,000	        -	*

Treasury stock assumed to
 be repurchased using
 proceeds from options and
 warrants		                  (13,822)			  (10,623) 	    (12,163) 		     -

Weighted average common
 shares and equivalents
 outstanding		             5,030,802		  5,145,802		   5,032,461		  4,959,549

Net income (loss)   		    $2,461,301		 $1,622,432		     $99,840 		 ($934,746)

Net income (loss) per share		  $0.49		      $0.32		       $0.02		     ($0.19)


* Shares not included in calculation as the effects of such shares would be anti-dilutive.