Form 10-K405
period 1997-03-29
NATIONAL RECORD MART INC /DE/
filed 1997-06-27
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-    ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 29, 1997
                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 20, 1997 as reported on the NASDAQ National Market System, was approximately $4,333,668. Shares of Common Stock held by each officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 20, 1997, Registrant had outstanding 4,872,000 shares of Common
Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of stockholders to be held September 17, 1997 (the "Proxy Statement") are incorporated by reference into Part III.

                                     PART I

ITEM 1.           BUSINESS

         National Record Mart, Inc. (the "Company"), a Delaware corporation, founded in 1937, is a specialty retailer of prerecorded home entertainment products, including compact discs ("CD"), audio cassettes, videos and related accessories. According to Billboard magazine, the Company is the seventh largest specialty retailer of prerecorded music in the country as measured by number of stores. The Company is a leading specialty music retailer in its core western Pennsylvania/eastern Ohio market.

         As of March 29, 1997, the Company operated 147 stores in 27 states primarily in the eastern part of the United States. The Company has four distinct store concepts: National Record Mart or NRM Music; Waves Music; Music Oasis and Vibes Music. The Company over the past year has redesigned the Waves Music store concept as a strategic mall-based growth format for the future. The prototype Waves store ranges from 4,000 to 7,000 square feet with an expanded inventory capacity of $400,000. The Waves strategy is to dominate the retail music category within the mall where the store is located and, where stores are located in a number of malls in a geographic area, to dominate in such area.

         The Company's focus is marketing and merchandising. The Company has designed, tested and deployed its new marketing program, Passport. The Company believes that the Passport marketing initiative will create incremental sales, increase the average purchase per transaction, produce customer loyalty and provide our vendors the opportunity to focus on the sale of specific products and music genres.

         The administrative focus of the Company will be targeted to maintaining and improving margins through a combination of price management, inventory management and prevention of losses through theft.

         The Company opened 8 new stores and closed 12 under-performing units for a net decrease of 4 stores during fiscal 1997. Although the Company does not expect to change its store count significantly in the foreseeable future, the Company will remain alert to the opportunities to acquire other music retail businesses which may be offered for sale as industry consolidation continues.

         Certain statements in this annual report on Form 10-K are forward-looking statements concerning the future operations of the Company. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and there are many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include: the pricing and marketing activities of large diversified retailers within the geographic area of the Company's operations; the extent to which recording artists release "hit" recordings; changes in sales and advertising promotion practices by the major music distributors; weather, especially during the Christmas selling season; and interest rates, which affect the Company's financing costs.

TRENDS AND CHANGES AFFECTING THE MUSIC INDUSTRY

                  As described in Billboard and other industry publications, the specialty music retailing industry continues to experience financial distress, caused largely by pressure on margins resulting from competition from large diversified retailers and other factors. This distress is evidenced by an industry-wide reduction in store count, and several bankruptcy filings among specialty retailers. This situation has created certain opportunities. For example, store closings create favorable real estate acquisition possibilities. In addition, vendors have begun to quote extended payment terms to retailers who are financially stable. Also, vendors are increasing their emphasis upon Minimum Advertising Policies. Under these policies, funds which are ordinarily made available by vendors to fund advertising expenditures by retailers are withheld for varying periods of time for retailers which sell at retail prices below minimum prices established by the vendors.

         The sales for many new releases by established "superstar" artists have fallen short of industry expectations. The retail music business environment is marked by limited sales peaks, of short duration, by developing artists, particularly in the rap music genre.

SEASONALITY

         The Company's business is seasonal, with its highest sales and net income levels historically occurring during the third quarter of its fiscal year, which includes the Christmas selling season.

MERCHANDISING

         The Company's stores offer a full assortment of CDs, prerecorded audio cassettes and related accessories with a more limited selection of movie and music videos. The following table shows the percentage of the Company's total merchandise sales attributable to each product group:

Products                                         Fiscal Years
--------                                 1997        1996       1995
                                       ---------  ---------  -------
CDs                                       66.8%      61.6%      59.0%
Prerecorded audio cassettes               17.7       22.1       28.0
Singles                                    6.5        6.9        5.1
Movie and music videos                     2.3        2.4        2.7
Accessories and other *                    6.7        7.0        5.2
                                       --------   --------   --------
         Total                           100.0%     100.0%     100.0%
                                       ========   ========   ========

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

         Prerecorded Video cassettes. The Company's stores offer for sale a selection of prerecorded video cassettes, including instructional, exercise, children, sports, music and movies.

         Accessories and Other Products. The Company's stores carry a variety of accessories such as blank video and audio cassette tapes, maintenance and cleaning products, home and portable storage cases, sheet music, posters, T-shirts, magazines, books and other items.

Tickets

         To increase customer traffic, the Company offers tickets to entertainment events in most of its stores located in certain markets and states, including Pittsburgh, Youngstown, Cleveland, Cincinnati,

Columbus, Dayton, Green Bay, Madison, Chicago, Louisville, Milwaukee, and Iowa, Kansas and Rhode Island. The Company's ticket outlets provide customers with access to tickets offered by Ticketmaster as well as tickets to other local concerts and sporting events.

ADVERTISING

         The Company supports prerecorded music products through multimedia advertising programs. The Company's product advertising is paid for by cooperative programs funded by manufacturers. Advertising programs utilize store signs, point of purchase displays, mall circulars, in-store flyers, billboards, busboards, print, radio and television advertisements and sponsorships. In addition, the Company exposes its customers to new artists through its "Sound Discoveries" program. "Sound Discoveries" features releases by new artists in pop and alternative formats and new releases by established artists in other genres.

         Passport, the Company's newly-launched marketing program, allows a customer to earn points on every CD or tape purchase, which may be redeemed for a free CD or cassette of choice. The program combines the standard customer loyalty incentives of frequent buyer programs, with cross-promotional pricing and marketing opportunities for music manufacturers and other retail chains. Passport also provides for database marketing directly to consumers on a sophisticated, targeted basis. The Company believes that Passport has the potential to differentiate its stores from the competition, while creating incremental sales and increasing the average purchase per transaction.

CUSTOMER SERVICE

         Customer service continues to receive the highest priority in the Company's stores. In fiscal 1997 a restructured field supervisor team and human resource department were developed to support customer service programs at the store level. Additionally, the Company remerchandised its stores and upgraded employee standards to broaden its appeal to older, more affluent customers. Furthermore, the frequent buyer program Passport was designed to improve customer loyalty to the Company's stores.

STORE EXPANSION STRATEGY

         The Company's strategy is to redeploy its store related assets from the stores it considers under-performing or where leases are expiring to retail opportunities that provide greater potential than formerly generated.

         The Company added 8 stores in fiscal 1997, and closed 12 stores, which were performing under the Company's expectations. During fiscal 1996, the Company opened 16 locations, and closed 6 stores.

INVENTORY MANAGEMENT

         The Company utilizes a proprietary interactive management information and point of sale system, FOCUS 1000. This combined system permits complete sales data and customer transactions to interact with the Company's purchasing, inventory control and accounting functions.

         Inventory Management System. FOCUS 1000 integrates the Company's purchasing, warehousing, distribution, pricing and sales information, enabling the Company to set the appropriate quantity and mix of products in each of its stores, turn over inventory more quickly, minimize returns to suppliers and limit out-of-stock situations. Individual store sale profiles are utilized to set overall purchase quantities and store-by-store allocations of new releases, current hits and catalog products. These parameters are periodically updated based on sales trends and demand patterns. In addition to utilizing FOCUS 1000, stock levels are also monitored by the Company's product distribution group to further assure appropriate store inventory levels. The system segments the Company's products into over twenty specific music categories and tracks sales in each store by category to fit the sales by category, so as to optimize sales/inventory ratios in each store.

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

         Shipments from the distribution center and between stores are normally made weekly, with more frequent shipments made to stores having very high inventory turnover and to most stores during the Christmas shopping season. Shipments are made by Company vehicles and by commercial shipping services such as United Parcel Service. Certain new releases and other products are shipped directly by manufacturers to the Company's stores.

         Loss Prevention. The Company experienced a significant increase in overall inventory shrinkage during fiscal 1997. Inventory shrinkage includes internal and external theft. In the first quarter of fiscal 1998, the Company instituted a comprehensive loss prevention program which includes: increased cycle counts, more frequent store audits, more selective recruiting and training of store employees and the services of an external asset protection firm.

SUPPLIERS AND PURCHASING

         A substantial portion of the Company's music products are purchased directly from the six major music distributors. They include: Sony Music; Warner/Elektra/Atlantic (subsidiary of Time Warner); BMG Music (subsidiary of Bertelsman); UNI Distribution; PGD (subsidiary of Philips) and EMD (subsidiary of Thorn-EMI). These six majors account for a substantial majority of shipments to the Company. As is typical in its industry, the Company has no material long-term purchase agreements with its suppliers.

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

         The major music vendors offer retailers a returns incentive/disincentives plan that has been beneficial for the Company. To encourage retailers to buy carefully by limiting returns, an incentive payment is issued on most purchases and a penalty restocking fee is charged on only the product returned. If the retailer returns-to-purchases ratio with the major vendors is below a certain point, (generally 14% to 17%) the retailer will benefit. The Company's return percentages have been lower than the break-even with the majority of its major vendors allowing the Company to benefit from their returns policies.

         As part of FOCUS 1000, the Company utilizes electronic data interchange (EDI) with its major vendors. This direct computer link enables automatic and immediate transmission of purchase orders and, with certain vendors, return requests, expediting their execution.

COMPETITION

         The retail sale of prerecorded music products is highly competitive and fragmented. The Company competes with national and regional home entertainment product chains, mass merchandisers, electronic retail chains, discount stores, warehouse clubs, music, video and other home entertainment product stores and mail order clubs. Recently, numerous internet-based music mail order companies have entered the competitive marketplace. Some of the Company's competitors have substantially greater resources than the Company. The largest mail order clubs are affiliated with major manufacturers of prerecorded music and may have advantageous marketing arrangements with their affiliates. In addition, the Company's products may compete with other forms of entertainment, such as movies, concerts, sporting events, cable television and video games.

         The Company believes that its ability to compete successfully depends on offering broad product selection, securing convenient sites, maintaining attractive locations, managing merchandise efficiently, establishing and maintaining name recognition, pricing its products competitively and providing effective customer service and management.

TRADEMARKS AND SERVICE MARKS

         The Company operates its stores under various names and service marks, including National Record Mart, NRM Music, Waves Music, Music Oasis, Vibes Music, Waves Music and Gifts, Surplus Sounds, One Stop Entertainment, Merle's Record Rack, Music For You and Music X. The Company has obtained federal registrations of its trademarks and service marks Waves Music, NRM Music, Oasis Music & Video and Music Oasis and has applied for registration of its service marks in Vibes Music, Music X and Passport. The application for registration of the service mark Vibes Music has been opposed by two parties. These oppositions are currently pending before the Trademark trial and appeal board. In addition, the Company is currently maintaining an action against one of the opposers in the United States District Court for the Western District of Pennsylvania seeking a determination that no likelihood of confusion exists between the Company's Vibes Music service mark and the mark of that opposer. The trade names One Stop Entertainment, Merle's Record Rack, and Music for You were acquired through an acquisition in November 1993 and will eventually be changed to NRM Music.

PERSONNEL

         As of March 29, 1997, the Company employed 1,186 persons, 135 of whom worked at the Company's headquarters (including 8 part-time employees) or were area supervisors and 1,077 of whom worked at the Company's stores (including 704 part-time employees). The Company also adds part-time personnel during the Christmas season. In December 1996, the Company employed approximately 422 seasonal employees. None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

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

         Store Leases. All of the Company's stores are subject to operating leases with various remaining terms, including renewal options, through the year 2007. The leases have initial terms ranging from 5 to 15 years, with the average initial term being 8 years. The Company's store leases typically provide for a fixed minimum rental, payable monthly, plus payment of a percentage of gross receipts in excess of certain sales levels and common area maintenance, real estate taxes and other charges. Certain of the Company's mall store leases contain provisions permitting the landlord to relocate the Company's store or terminate the lease upon failure to achieve specified minimum sales levels or upon certain other conditions. In addition, many leases restrict the Company from opening new stores within a specified mileage radius. The following table lists the number of leases for the Company's stores due to expire in each calendar year, including renewal options:

          1997         6                  2001                       23
          1998        16                  2002                       16
          1999        27                  2003                       13
          2000        14                  2004 and thereafter        32

ITEM 3.           LEGAL PROCEEDINGS

         There are no legal proceedings pending to which the Company is a party or to which any of its properties is subject, other than routine litigation incidental to its business which is covered by insurance or which is not expected to have a material adverse effect on the Company's financial condition or results of operations. See "Item 1. Business - Trademarks and Service Marks" for a description of certain litigation relating to one of the Company's service marks.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

         EXECUTIVE OFFICERS OF THE COMPANY

                  The following table sets forth certain information with respect to the executive officers of the Company as of June 20, 1997.

         Name                               Age                        Office with the Company
         ----                               ---                        -----------------------
         William A. Teitelbaum              46                         Chairman, CEO and
                                                                       Director

         Larry K. Mundorf                   48                         President and COO
         Theresa Carlise                    38                         Senior Vice President, CFO,
                                                                       Treasurer and Director

         George Balicky                     47                         Vice President of Merchandising
         Lynda J. Huffman                   53                         Secretary and Audit Manager

William Teitelbaum has served as Chairman of the Company since 1986 and served as President since 1991. In January of 1997 Mr. Teitelbaum resigned as President in order to recognize the contribution to the Company of Mr. Mundorf. Mr. Teitelbaum retains his position as Chairman and Chief Executive Officer.
He also served as Vice President and Treasurer from 1986 to 1991. From 1980 to 1985, he was a partner of Bear Stearns & Co. In addition, since 1985, Mr. Teitelbaum has been the sole shareholder and Chairman of Remsen Partners, Ltd., a New York investment firm.

Larry Mundorf joined NRM in January of 1996 as Executive Vice President and Chief Operating Officer. In January of 1997, the Board of Directors appointed Mr. Mundorf President. Mr. Mundorf spent 23 years with Camelot Music, Inc. rising through the ranks to Senior Vice President of Operations and Director. In 1991, he joined manufacturer Alpha Enterprises, located in Canton, Ohio, a supplier to the music and video industry, as Vice President of Marketing until 1995.

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

         Officers are elected annually to serve until the ensuing year or until their successors are duly elected.

                                    PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock is traded on the NASDAQ National Market System under the symbol NRMI. For common stock price information, see Note 9 of Notes to Consolidated Financial Statements.

         As of June 20, 1997, the approximate number of common stockholders of record was 102. The approximate number of total stockholders as of that date was 1,500.

DIVIDEND POLICY

         In conjunction with the Company's senior credit facility, the Company is restricted from paying cash dividends on its common stock.

ITEM 6.           SELECTED FINANCIAL DATA

                           NATIONAL RECORD MART, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
       (IN THOUSANDS, EXCEPT PER SHARE DATA AND SELECTED OPERATING DATA)

                                                                                    FISCAL YEAR ENDED (1)
                                                               ---------------------------------------------------------------
                                                               March 29,    March 30,     March 25,    March 26,    March 27,
                                                                  1997      1996(1)(5)      1995       1994(2)(4)   1993(3)(4)
                                                               ---------    ----------    ---------    ----------   ----------
STATEMENTS OF OPERATIONS DATA:
Net sales                                                     $ 99,439      $ 99,084      $95,697      $80,628      $72,720
Gross profit                                                    37,106        36,538       35,847       32,281       29,364
Selling, general and administrative expenses                    34,385        34,542       30,589       25,279       22,987
Depreciation and amortization                                    2,725         3,117        2,683        2,064        1,925
Impairment of assets write-down                                     --         2,906           --           --           --
Interest expense, net                                            1,696         1,597        1,011          571          615
Other (income) expense, net                                        (26)          446          450          175          544
Net (loss) income before income tax (benefit) expense           (1,674)       (6,069)       1,115        4,192        3,293
Net (loss) income                                               (1,101)       (3,884)         712        2,490        2,275
Net (loss) income per share                                     ($ .23)       ($ .79)       $ .14        $ .53        $ .59

Weighted average number of shares outstanding                    4,852         4,927        5,205        4,735        3,873

SELECTED OPERATING DATA:
Stores open at beginning of year                                   151           141          118          100           95
Stores opened /acquired during year                                  8            16           32           21            6
Stores closed /sold during year                                     12             6            9            3            1
Stores open at end of year                                         147           151          141          118          100

Comparable store net sales (decrease) increase                     (.4)%          (3)%          3%           5%          17%

BALANCE SHEET DATA:
Working capital                                               $ 23,964      $ 22,245      $25,017      $19,771      $ 8,558
Total assets                                                    55,020        52,924       53,824       45,809       32,644
Long-term debt, including current maturities                    21,370        19,468       19,853       12,053       11,385
Stockholders' equity                                            16,066        17,178       21,173       20,574        8,235

(1) Each fiscal year consisted of 52 weeks except the fiscal year ended March 30, 1996, which consisted of 53 weeks.

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

(5) The Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," in fiscal 1996. In connection with this adoption, the Company wrote down $2,906,481 of assets, which increased its net loss by $1,860,148 or $0.38 per share for fiscal year ended March 30, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items in the Consolidated Statements of Operations as a percentage of net sales:

                                                                     Fiscal Years
                                                              --------------------------
                                                              1997       1996       1995
                                                              ----       ----       ----
Net sales                                                    100.0%     100.0%     100.0%
Cost of sales                                                 62.7       63.1       62.5
                                                             ------     ------      ----
  Gross profit                                                37.3       36.9       37.5
Selling, general and administrative expenses                  34.6       34.9       32.0
Impairment of assets write-down                                 --        2.9         --
Depreciation and amortization                                  2.7        3.1        2.8
Interest expense, net                                          1.7        1.6        1.0
Other expense                                                  0.0        0.5        0.5
                                                             ------     ------      ----
  (Loss) income before income taxes (benefit) expense         (1.7)      (6.1)       1.2
(Benefit) income taxes                                        (0.6)      (2.2)       0.4
                                                             ------     ------      ----
  Net (loss) income                                           (1.1)%     (3.9)%      0.8%
                                                             ======     ======      ====

         Net Sales. Net sales increased during fiscal 1997 by $354,000, or 0.4% compared to fiscal 1996. The sales results are impacted by one less week in fiscal 1997 compared to the prior year. Comparing the same fifty-two weeks in each fiscal year results in a total sales increase of 2.0% and a comparable store increase of 1.2%. For the fifty-three week year in fiscal 1996 the extra week accounted for approximately $1.6 million in sales. Net sales were also affected as a result of 8 new stores and 12 store closings for a reduction of 4 stores and a comparable store sales decrease of 0.4%. Comparable store results were consistent with our industry. The Recording Industry of America, the industry trade group, stated that calendar 1996 produced 17% fewer platinum records, those selling at least a million copies, and 20% fewer multi-platinum records, those selling two million or more, while gold albums, those selling at least 500,000 copies after returns, increased 14%. Album sales for 1996 were
616.6 million units through December 29, 1996 compared to 616.3 million in 1995 according to SoundScan Inc., a company that tabulates actual music sales.

         Net sales increased during fiscal 1996 by 3.5% compared to fiscal 1995, due to 10 additional stores net, and a comparable store decrease of 2.7%. Lower prices, increased competition, and a reduction in the number of hit music releases all combined to create a reduction in comparable store sales.

         Gross Profit. Gross profit, expressed as a percentage of net sales, increased from 36.9% in fiscal 1996 to 37.3% or $569,000 in fiscal 1997. The increase in margin can be attributed to the Company increasing purchase discounts and increasing its shelf pricing on CD's resulting in a CD gross profit margin of 35.5%, up from 34.2% in fiscal 1996. Sales of CD's increased to 66.8% of total sales from 61.6% in fiscal 1996. The margin increase is partly offset by the Company's increase in inventory shrinkage. As a percentage of sales, inventory shrinkage increased from 1.0% to 1.8%, resulting in a reduction in gross profit of 0.8% for fiscal 1997. Gross profit decreased from 37.5% in fiscal 1995 to 36.9% in fiscal 1996 due primarily to an increased consumer preference to purchase compact discs versus prerecorded cassettes. During fiscal 1996, compact discs generated an average margin of 34.2% as compared to prerecorded cassettes with an average margin of 41.3%, while the sales of the higher profit margin cassettes decreased, as a percentage of total sales from 28% to 22% for that year.

         Expenses. Selling, general and administrative (SG&A) expenses as a percentage of sales, decreased from 34.9% in fiscal 1996 to 34.6% in fiscal 1997. The combination of the reduction of operating expenses and the more effective management of the Company's promotional advertising and marketing programs are primarily responsible for the reduction in SG&A. As a percentage of sales, SG&A increased from 32.0% in fiscal 1995 to 34.9% in fiscal 1996. This net increase was attributable to the 23 additional stores, net, opened in fiscal 1995.

         Depreciation and amortization decreased from $3.1 million in fiscal 1996 to $2.7 million in fiscal 1997. In March of 1996, the Company adopted Financial Accounting Standards Board Statement No. 121 which resulted in a net property write-down of approximately $2.9 million. This reduction of property value decreased depreciation by $573,000 in fiscal 1997. The additional depreciation associated with new stores and capital improvements was offset by the elimination of depreciation on fully depreciated assets. In fiscal 1996, depreciation and amortization increased to $3.1 million from $2.7 million, primarily due to new stores and capital improvements.

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

         Interest Expense. Interest expense increased to $1.7 million in fiscal 1997 from $1.6 million in fiscal 1996. This slight increase is primarily due to the increase in borrowings relating to capital improvements and 8 new stores. In fiscal 1996, interest expense increased to $1.6 million from $1.0 million in fiscal 1995. The increase is primarily attributable to an increase in the average interest rate and increased borrowings in connection with the opening of 16 new stores.

         Income Taxes. The Company's effective tax rate in fiscal 1997 and 1996 was 35% and 36%, respectively.

         As of March 29, 1997, the Company had net deferred tax assets of $1,512,000. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income and taxable income in the three previous tax years to which tax loss carrybacks can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in the carryback period, and tax planning strategies in making this assessment. While the potential for the carryback of tax losses and reversal of deferred liabilities have been considered, significant consideration was given to tax planning strategies. Management has quantified their strategy and has projected that it is sufficient to absorb the deferred tax asset as of March 29, 1997.

SEASONALITY

         The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third quarter of its fiscal year, which includes the Christmas selling season. Approximately 36% of the Company's net sales for fiscal 1997 were generated in the third quarter. (See Note 9 of Notes to the Consolidated Financial Statements for quarterly financial data.) Year-to-year comparisons of quarterly results and comparable store net sales can be affected by a variety of factors, including the success and timing of new releases by manufacturers, the timing and duration of the holiday selling seasons and the timing of new store openings and sales promotions.

RECENTLY ISSUED ACCOUNTING STANDARDS

         Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for fiscal years ending after December 15, 1997 establishes and simplifies standards for computing and presenting earnings per share ("EPS"). Implementation of this statement will not have a material impact on the Company's computation or presentation of EPS.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash generated by operations, trade credit, and amounts available under its credit facility. Net cash provided by (used in) operating activities was $0.8 million in fiscal 1997, $4.2 million in fiscal 1996 and ($2.4) million in fiscal 1995. During fiscal 1997, the $0.8 million in cash provided by operating activities was primarily attributable to improved management of accounts payable and inventory purchasing. In fiscal 1996 and 1995, the Company's net cash provided by (used in) operating activities was primarily due to accounts payable management and the purchase of merchandise inventory and payment of income taxes, respectively.

         During fiscal 1997, 1996 and 1995, the Company used $2.9 million, $3.6 million and $5.0 million, respectively, to purchase property and equipment. The Company opened 8 new stores and closed 12 stores in fiscal 1997 compared to 16 new stores and 6 closed stores in fiscal 1996. The Company anticipates opening fewer stores in fiscal 1998 as compared to fiscal 1997. Management estimates that the capital cost of opening the new stores will be approximately $150,000 per store which will be funded through operating cash flow and the revolving credit facility excluding inventory of approximately $200,000 per store which is obtained through trade credit.

         The Company maintains a revolving line of credit from an institutional lender, under which the Company is permitted to borrow up to $26 million, subject to a borrowing base calculation based upon inventory levels. Advances under the facility bear interest at a floating rate equal to the lender's base rate (8.50% at March 29, 1997 plus .50% or, at the Company's option, the 30-day LIBOR rate (5.5375% at March 29, 1997) plus 2.75%. The five year term of the revolving line of credit expires in June of 1998.

         As of March 29, 1997, the Company's outstanding credit balance on its Revolver was $21.2 million. The Company's borrowing availability at March 29, 1997 was $926,000. The Revolver balance and the Company's cash requirements peak in February when the Company's trade payables becomes due from the Christmas selling season.

         The Company is expected to receive in its second and third quarter of fiscal 1998 refundable income tax payments totaling approximately $1,523,000. Upon receipt of the refunds the Company will apply the payments to its revolving credit facility.

         On February 23, 1994, the Board of Directors approved a program for the Company to purchase up to $1,000,000 of its common stock. Such purchases will be made from time to time in the marketplace at the Company's discretion. As of March 29, 1997, the Company had purchased 193,292 shares of its stock.

         Management believes that cash flows from operations, amounts available under the revolving credit facility and refundable income tax payments will be sufficient to meet the Company's current liquidity and capital needs at least through fiscal 1998.

EFFECT OF ECONOMIC PATTERNS AND INFLATION

         Issues relating to the results that the Company achieves include the number and quality of new releases, competitive factors, environmental and overall economic conditions including consumer preferences and inflationary patterns.

         While the Company attempts to pass on increases in costs and expenses from operations, the ability to do so is conditioned by competitive factors. Although the Company's operations are affected by general economic trends, the Company does not believe that inflation has had a material effect on the results of its operations in the last three fiscal years. When the cost of an item of merchandise has increased, the Company generally has been able to pass the increase on to its customers.

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

         (3)      EXHIBITS

                  See exhibit index on page 30.

(b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

(c)      EXHIBITS:

                  3.1    Amended and Restated Certificate of Incorporation of
                         the Registrant*
                  3.2    Amended and Restated By-Laws of the Registrant*
                  3.3    Amendment to Restated Certificate of Incorporation of
                         the Registrant**
                  10.1   Stock Option Agreement dated May 10, 1993 between the
                         Company and William A. Teitelbaum and Registrant
                         Rights Agreement dated May 10, 1993 between the
                         Company and Mr. Teitelbaum*
                  10.2   Employment Agreement dated April 1, 1993 between the
                         Company and Mr. Teitelbaum*
                  10.3   Sublease dated July 1, 1992 between the Company and
                               General Motors*
                  10.4   National Record Mart, Inc. 1993 Stock Option Plan*
                  10.5   National Record Mart, Inc. Non-Employee Director Stock
                         Option Plan*
                  10.6   Loan and Security Agreement dated July 11, 1993
                         between the Company and Barclays Business Credit, Inc.*
                  10.7   Amendment to the Loan and Security Agreement dated as
                         of July 11, 1993 between the Company and Barclays
                         Business Credit, Inc. **
                  10.8   Employment Agreement dated as of January 1, 1996
                         between the Company and Theresa Carlise***
                  10.9   1996 Stock Option Agreement for William A.
                         Teitelbaum***
                  10.10  Amendment to the Loan and Security Agreement dated as of October 17, 1996 between the Company and Fleet Bank
                         formerly Barclays Business Credit, Inc.****
                  10.11  Second Amended and Restated Revolving Credit Note
                         between the Company and Fleet Bank, formerly Barclays
                         Business Credit****
                  11     Statement re: Computation of Per Share Earnings****
                  21     List of Subsidiaries of the Company***
                  23.1   Consent of Independent Auditors****

* Filed as an exhibit to the Company's registration statement of Form S-1 (No. 33-62622) filed May 12, 1993, as amended by Amendment No. 1 filed July 8, 1993 and Amendment No. 2 filed August 2, 1993.
** Filed as an exhibit to the Company's annual report on Form 10-K filed for the fiscal year ended March 25, 1995.
*** Filed as an exhibit to the Company's annual report on Form 10-K filed for the fiscal year ended March 30, 1996.
****  Filed herewith.

(d)      OTHER FINANCIAL STATEMENTS

           Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      NATIONAL RECORD MART, INC.

                                                  BY:  /s/ WILLIAM A. TEITELBAUM
                                                       -------------------------
                                                           William A. Teitelbaum
                                                       Chairman of the Board and
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                    Capacity                                    Date
---------                    --------                                    ----
                             Chairman of the Board,
/s/ WILLIAM A. TEITELBAUM    Chief Executive Officer and Director        June 27, 1997
-------------------------
William A. Teitelbaum

                             Senior Vice President-
                             Finance, Chief Financial
                             Officer, Chief Accounting
/s/ THERESA CARLISE          Officer, Treasurer and Director             June 27, 1997
-------------------------
Theresa Carlise

/s/ SAMUEL S. ZACHARIAS      Director                                    June 27, 1997
-------------------------
Samuel S. Zacharias

/s/ IRWIN B. GOLDSTEIN       Director                                    June 27, 1997
-------------------------
Irwin B. Goldstein

                           NATIONAL RECORD MART, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors                                                 18

Consolidated Statements of Operations for the fiscal years
ended March 29, 1997, March 30, 1996, and March 25, 1995                       19

Consolidated Balance Sheets as of March 29, 1997 and March 30, 1996            20

Consolidated Statements of Cash Flows for the fiscal years
ended March 29, 1997, March 30, 1996, and March 25, 1995                       21

Consolidated Statements of Stockholders' Equity for the fiscal years
ended March 29, 1997, March 30, 1996, and March 25, 1995                       22

Notes to Consolidated Financial Statements                                     23

Report of Independent Auditors

To the Board of Directors and Stockholders of National Record Mart, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of National Record Mart, Inc. and subsidiary as of March 29, 1997 and March 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 29, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Record Mart, Inc. and subsidiary at March 29, 1997 and March 30, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 29, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, in the fourth quarter of fiscal 1996 the Company changed its method of accounting for long-lived assets.

                                                               ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
June 6, 1997

                   NATIONAL RECORD MART, INC. and Subsidiary
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the years ended March 29, 1997, March 30, 1996 and March 25, 1995

                                                                                   Years Ended
                                                              ---------------------------------------------------
                                                                March 29,            March 30,          March 25,
                                                                  1997                 1996               1995
                                                                  ----                 ----               ----
Net sales                                                      $ 99,438,863       $ 99,084,459       $ 95,696,889
Cost of sales                                                    62,332,670         62,546,760         59,849,675
                                                               ------------       ------------       ------------
     Gross profit                                                37,106,193         36,537,699         35,847,214

Selling, general and administrative expense                      34,385,354         34,541,524         30,588,512
Depreciation and amortization                                     2,725,030          3,116,547          2,683,056
Impairment of assets write-down                                        --            2,906,481               --
Interest expense                                                  1,730,893          1,631,208          1,031,459
Interest income                                                     (34,656)           (34,274)           (20,495)
Other (income) expense                                              (26,450)           445,613            449,629
                                                               ------------       ------------       ------------
Total expenses                                                   38,780,171         42,607,099         34,732,161
                                                               ------------       ------------       ------------

Net (loss) income before income tax (benefit) expense            (1,673,978)        (6,069,400)         1,115,053
(Benefit) provision for income taxes                               (573,307)        (2,184,984)           402,855
                                                               ------------       ------------       ------------

      Net (loss) income                                        $ (1,100,671)      $ (3,884,416)      $    712,198
                                                               ============       ============       ============

Net (loss) income per share                                    $      (0.23)      $      (0.79)      $       0.14
Weighted average number of common shares and common
   equivalent shares (warrants and options) outstanding           4,851,694          4,927,425          5,205,479


          See accompanying notes to consolidated financial statements

                   NATIONAL RECORD MART, INC. and Subsidiary
                          CONSOLIDATED BALANCE SHEETS
                    As of March 29, 1997 and March 30, 1996

                                                        March 29,         March 30,
                                                           1997             1996
                                                           ----             ----
Assets
  Current assets:
    Cash and cash equivalents                           $   834,889       $   560,337
    Merchandise inventory                                37,510,462        35,352,623
    Due from stockholder                                    370,725           388,071
    Deferred income taxes                                   263,000           319,000
    Refundable income taxes                               1,523,139         1,107,000
    Other current assets                                  1,205,309         1,298,990
                                                        -----------       -----------
  Total current assets                                   41,707,524        39,026,021

  Property and equipment, at cost                        23,037,427        20,503,860
  Accumulated depreciation and amortization             (12,803,745)      (10,602,382)
                                                        ------------      -----------
  Property and equipment, net                            10,233,682         9,901,478

  Other assets:
    Deferred income taxes                                 1,249,000         1,739,000
    Long-term investments                                   262,884           488,704
    Intangibles                                           1,098,984         1,246,434
    Other assets                                            468,205           521,954
                                                        -----------       -----------
  Total other assets                                      3,079,073         3,996,092
                                                        -----------       -----------
    Total assets                                        $55,020,279     $  52,923,591
                                                        ===========     =============

Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable                                    $14,535,131       $13,395,403
    Other liabilities and accrued expenses                3,049,032         2,882,922
    Current maturities of long-term debt                    159,301           503,187
                                                        -----------       -----------
  Total current liabilities                              17,743,464        16,781,512

  Long-term debt:
    Notes payable                                            34,803           258,415
    Revolving credit facility                            21,176,204        18,705,943
                                                        -----------       -----------
  Total long-term debt                                   21,211,007        18,964,358

  Commitments and contingencies

  Stockholders' equity:
    Preferred Stock, $.01 par value, 2,000,000 shares
    authorized, none issued                                     --                 --
  Common Stock, $.01 par value, 9,000,000 shares
    authorized, 5,037,916 shares issued, and 4,844,624
    shares and 4,871,716 shares outstanding at
    March 29, 1997 and March 30, 1996, respectively          50,379            50,379
  Additional paid-in capital                             14,057,288        14,004,188
  Retained earnings                                       2,389,125         3,489,796
                                                        -----------       -----------
                                                         16,496,792        17,544,363

  Less Treasury Stock, 193,292 shares and 166,200
    shares at March 29, 1997 and March 30, 1996,
    respectively                                           (430,984)         (366,642)
                                                        -----------     -------------
  Total stockholders' equity                             16,065,808        17,177,721
                                                        -----------     -------------
    Total liabilities and stockholders' equity          $55,020,279     $  52,923,591
                                                        ===========     =============


          See accompanying notes to consolidated financial statements

                   NATIONAL RECORD MART, INC. and Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the years ended March 29, 1997, March 30, 1996 and March 25, 1995

                                                                              YEARS ENDED
                                                              ---------------------------------------------
                                                              March 29,        March 30,         March 25,
                                                                1997             1996              1995
                                                                ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                          $  (1,100,671)    $  (3,884,416)    $     712,198
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                              2,725,030         3,116,547         2,683,056
    Impairment of assets write-down                                 --           2,906,481              --
    Loss from sale of property and equipment                     116,269            25,777            75,755
    Other                                                       (221,900)          158,947            74,002
    Deferred income taxes                                        546,000        (1,078,000)         (281,000)

Changes in operating assets and liabilities:
    Merchandise inventory                                     (2,157,839)         (678,225)       (3,921,564)
    Other assets                                                (363,945)          151,264          (648,542)
    Accounts payable                                           1,139,728         3,242,626          (658,104)
    Other liabilities and accrued expenses                       166,110           223,102           660,192
    Income taxes payable                                            --                --          (1,123,615)
                                                           -------------     -------------     -------------
    Net cash provided by (used in) operating activities          848,782         4,184,103        (2,427,622)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                            (2,942,008)       (3,583,214)       (4,953,519)
Amounts received from (loaned to) stockholders                    17,346           (96,441)          (29,101)
Other long-term investments                                      172,669           219,233           (70,338)
                                                           -------------     -------------     -------------
    Net cash used in investing activities                     (2,751,993)       (3,460,422)       (5,052,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                            (115,442,498)     (113,891,190)     (109,537,847)
Borrowings on revolving line of credit                       117,620,261       113,505,662       116,958,902
Deferred financing fees incurred                                    --                --             (22,988)
Costs for initial public offering                                   --                --             (22,472)
Purchases of Treasury Stock                                         --            (185,279)         (164,175)
                                                           -------------     -------------     -------------
   Net cash provided by (used in) financing activities         2,177,763          (570,807)        7,211,420
                                                           -------------     -------------     -------------

Net increase (decrease) in cash and cash equivalents             274,552           152,874          (269,160)
Cash and cash equivalents, beginning of year                     560,337           407,463           676,623
                                                           -------------     -------------     -------------
Cash and cash equivalents, end of year                     $     834,889     $     560,337     $     407,463
                                                           =============     =============     =============


          See accompanying notes to consolidated financial statements

                   NATIONAL RECORD MART, INC. and Subsidiary
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     For the years ended March 29, 1997, March 30, 1996 and March 25, 1995

                                                          Additional                                        Total
                                         Common Stock       Paid-in   Retained     Treasury Stock       Stockholders'
                                    Shares     Amount       Capital   Earnings    Shares     Amount        Equity
                                    ------     ------       -------   --------    ------     ------        ------
Balance at March 26, 1994          5,037,916    $50,379   $13,878,658 $6,662,014     3,000   $(17,188)   $20,573,863
  Net income                           -          -            -         712,198     -          -            712,198
  Purchases of Treasury Stock          -          -            -          -         41,100   (164,175)      (164,175)
  Additional IPO costs                 -          -           (22,472)    -          -          -            (22,472)
  Compensatory stock options           -          -            74,002     -          -          -             74,002
                                 -----------   --------   ----------- ----------  --------  ---------    -----------

Balance at March 25, 1995          5,037,916     50,379    13,930,188  7,374,212    44,100   (181,363)    21,173,416
  Net loss                             -          -            -      (3,884,416)       -          -      (3,884,416)
  Purchases of Treasury Stock          -          -            -          -        122,100   (185,279)      (185,279)
  Compensatory stock options           -          -            74,000     -          -          -             74,000
                                 -----------   --------   ----------- ----------  --------  ---------    -----------

Balance at March 30, 1996          5,037,916     50,379    14,004,188  3,489,796   166,200   (366,642)    17,177,721
  Net loss                             -          -            -      (1,100,671)    -          -         (1,100,671)
     Shares obtained in exchange
      for notes receivable             -          -            -          -         27,092    (64,342)       (64,342)
  Compensatory stock options           -          -            53,100     -          -          -             53,100
                                 -----------   --------   ----------- ----------  --------  ---------    -----------
Balance at March 29, 1997          5,037,916    $50,379   $14,057,288 $2,389,125   193,292  $(430,984)   $16,065,808
                                 ===========   ========   =========== ==========  ========  ==========   ===========


          See accompanying notes to consolidated financial statements

                   NATIONAL RECORD MART, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

National Record Mart, Inc. (the "Company") is a specialty retailer of home entertainment products, including compact discs, audio and video cassettes, and related accessories. As of March 29, 1997, the Company operated 147 stores in 27 states primarily in the eastern part of the United States and operates under four distinct store concepts, National Record Mart or NRM Music, Waves Music, Vibes Music and Music Oasis, each of which targets a different customer base. The Company's fiscal year is the 52 or 53 weeks ending on the Saturday in March closest to March 31. Fiscal years 1997, 1996 and 1995 ended on March 29 (52 weeks), March 30 (53 weeks) and March 25 (52 weeks), respectively.

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

MERCHANDISE INVENTORY

Inventory is comprised of records, cassettes, compact discs, video tapes and accessories and is stated at the lower of average cost or market. Market is net realizable value.

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

                                                                 March 29,        March 30,
                  Assets                    Asset Lives            1997             1996
                  ------                    -----------       -------------     --------
         Leasehold improvements               8 years         $  10,106,215     $   9,137,273
         Fixtures and equipment               7 years            12,859,493        11,283,779
         Vehicles                             5 years                71,719            82,808
                                                              -------------     -------------
                  Total                                          23,037,427        20,503,860
         Less accumulated depreciation                          (12,803,745)      (10,602,382)
                                                               ------------     -------------
                  Property and equipment, net                 $  10,233,682     $   9,901,478
                                                              =============     =============


Depreciation expense for the years ended March 29, 1997, March 30, 1996 and March 25, 1995 was approximately $2,487,000, $2,878,000 and $2,446,000, respectively.

INTANGIBLE ASSETS

Intangible assets recorded by the Company are being amortized using the straight-line method over their estimated useful lives. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the original acquisition of the Company and the acquisition of a business in fiscal 1994 and is being amortized over periods of 40 and 15 years, respectively. The estimated useful life of other intangible assets is five years.

INVESTMENTS

Investments include equity securities carried at cost, which approximates market. These securities are held primarily for their dividend yield and represent less than a 20% investment in the invested companies. Securities which the Company intends to hold for a limited period are classified as short-term investments. Securities intended to be held for periods in excess of one year are classified as long-term investments. No unrealized gains or losses were recorded by the Company in the years ended March 29, 1997 and March 30, 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheets for the Company's financial instruments approximates its fair value.

STORE OPENING COSTS

The expenses associated with the opening of new stores are charged to expense as incurred.

ADVERTISING COSTS

Advertising and sales promotional programs are charged to expense during the period in which they are incurred. Total advertising and sales promotional expense for the fiscal years ended March 29, 1997, March 30, 1996 and March 25, 1995 were $2,011,000, $2,466,000, and $2,165,000, respectively.

STOCK OPTION PLANS

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock based employee compensation plans. The statement defines a fair value based method of accounting for an employee stock option, but allows companies to continue to measure compensation costs for such plans using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Beginning in 1996, companies electing to remain with accounting under APB 25 must provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company plans to continue accounting for its stock-based employee compensation plan under APB 25. See pro forma disclosures required under FASB Statement No. 123 in Note 5.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of fully diluted earnings per share is not expected to be material.

2.       IMPAIRMENT OF ASSETS WRITE-DOWN

During the fourth quarter of 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", issued in March 1995. In connection with the adoption of Statement No. 121, the carrying value of long-lived assets of certain stores was reviewed for recoverability and possible impairment.

During fiscal 1996, the Company experienced declining sales due to an increase in competitive factors. These circumstances led to certain stores generating projected undiscounted future cash flows less than the carrying amount of property for the stores, which indicated impairment. This resulted in a net property write-down of $2,906,481 recorded in the fourth quarter of 1996.

3.       REVOLVING CREDIT FACILITY AND TERM DEBT

Long-term debt consisted of the following as of:

                                                              March 29,         March 30,
                                                                1997              1996
                                                              ---------         ---------
       Revolving Credit Facility -- Bears interest at
       -------------------------
       the bank's base rate (8.5% at March 29, 1997)
       plus .5% or the 30-day LIBOR rate (5.5375% at
       March 29, 1997) plus 2.75%. Secured by
       substantially all of the assets of the Company.      $  21,176,204    $  18,705,943

       Capital Lease Obligations -- Bear interest at
       -------------------------
       various rates ranging from 7.04% to 9.00%.
       Secured by the leased assets. Principal and
       interest due in equal monthly amounts through
       March 2000.                                                106,393          309,933

       Other                                                       87,711          451,669
       -----                                                -------------    -------------
                                                               21,370,308       19,467,545
       Less current maturities                                    159,301          503,187
                                                            -------------    -------------
       Long-term debt                                       $  21,211,007    $  18,964,358
                                                            =============    =============

The Company has a revolving credit facility (the "Revolver") which expires on June 11, 1998. The maximum borrowings under the Revolver are $26,000,000 and are based upon eligible inventory levels as defined therein. The Company is required to pay a monthly commitment fee of .25% per annum on the unused portion of the Revolver and a monthly collateral monitoring fee of $2,750.

The Revolver also contains various financial and other covenants that place restrictions or limitations on the Company and its subsidiaries, the more restrictive of which include: (i) maintenance of a number of financial ratios, as defined, (ii) a restriction on dividends, and (iii) limitation on capital expenditures.

Future scheduled maturities of long-term debt are as follows:

                               Year Ended
                                  March
                               ----------
                                  1998                   159,301
                                  1999                21,192,826
                                  2000                    18,181
                                                   -------------
                                  Total            $  21,370,308
                                                   =============

Although the balance of the Revolver at March 29, 1997 is scheduled to mature in fiscal 1999, the Company intends to renegotiate or extend such debt prior to, or at, its maturity.

Interest payments of $1,731,000, $1,611,000, and $965,000 were made during the fiscal years ended March 29, 1997, March 30, 1996 and March 25, 1995, respectively.

4.       EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a qualified, noncontributory profit sharing plan for eligible employees. Contributions to the plan, as determined by the Board of Directors, are discretionary but generally may not exceed 15% of the defined annual compensation paid to all participating employees. No contributions were made to the plan for any of the years presented.

401(k) Plan. During fiscal 1996, the Company adopted a 401(k) plan for eligible employees. Employees who have attained age 21 and are paid for 1,000 or more hours of service within the twelve months from the date hired are eligible to participate. Under provisions of the plan, participants may contribute up to 15% of their eligible compensation to the plan. These contributions are made through payroll deductions and are partially matched by the Company. Contributions made by the Company to its 401(k) plan were $49,000 and $33,000 for the years ended March 29, 1997 and March 30, 1996, respectively.

5.       STOCK OPTION PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 (FASB 123), "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is greater than the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The National Record Mart, Inc. 1993 Stock Option Plan (the "Plan") provides for the grant of 185,000 incentive or non-statutory stock options to purchase common stock. Employees who share the responsibility for the management growth or protection of the business of the Company, are eligible to receive options which are approved by a committee of the Board of Directors. These options primarily vest over five years and are exercisable for a ten-year period from the date of the grant.

Additionally, the Company's Board of Directors adopted the National Record Mart, Inc. 1993 Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of 15,000 stock options to purchase common stock to all independent members (the "Directors") of the Board of Directors who are not employees of the Company and who are disinterested persons (as used in Rule 16b-3 promulgated under the Securities Exchange Act of 1934). These options vest over five years and are exercisable for a ten-year period from the date of grant.

On June 10, 1996, the Company's Board of Directors granted Mr. William A. Teitelbaum the option to purchase 200,000 shares of Common Stock par value $.01 per share of the Company at an option exercise price of $2.50 per share. The right to exercise such option will vest in four equal installments over a period of four years beginning on June 15, 1997, provided that all options will vest automatically upon (i) acquisition by a third party or group of a majority of the Company's outstanding equity securities, or a sale of the Company, or all or substantially all of its assets, (ii) termination of Mr. Teitelbaum's employment without proper cause, (iii) a reorganization, merger or consolidation which results in a change in control of the Company or (iv) Mr. Teitelbaum's death. If Mr. Teitelbaum ceases to be employed by the Company for any other reason, the unvested portion of the options will be extinguished. The option expires on June 15, 2007.

On May 10, 1993, the Company's Board of Directors approved the issuance to Mr. William A. Teitelbaum, the President of the Company, of options to purchase a total of 200,000 shares of common stock at an exercise price of $.10 per share. Effective December 18, 1996, Mr. William A. Teitelbaum cancelled his right to purchase such options. There have been no options granted to Mr. Teitelbaum for specific replacement of these options. Included in the Consolidated Statements of Operations for the years ended March 29, 1997, March 30, 1996 and March 25,

1995 is compensation expense of approximately $53,000, $74,000, and $74,002, respectively, related to the cancelled options.

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for years ending March 29, 1997 and March 30, 1996: risk-free interest rate of 6.53%; no dividend yield; volatility factors of the expected market price of the Company's common stock of .784; and weighted-average expected life of the option of five years.

The Black -Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                            March 29,                   March 30,
                                                              1997                        1996
                                                            ---------                   ---------
Pro forma net (loss)                                     $  (1,100,671)             $  (3,884,416)

Pro forma net (loss) per share:
   Primary                                               $       (0.23)             $       (0.79)
   Fully diluted                                         $       (0.23)             $       (0.79)

Stock options granted prior to March 26, 1995 are specifically excluded from the determination of pro forma net income.

A summary of the Company's stock option activity follows:

                               March 29, 1997              March 30, 1996            March 25, 1995
                             -------------------        --------------------       -------------------
                                        Weighted                    Weighted                  Weighted
                                         Average                    Average                    Average
                                        Exercise                    Exercise                  Exercise
                             Options      Price         Options      Price         Options      Price
                             -------------------        --------------------       -------------------
Outstanding -
  beginning of year          240,500       $0.75        249,700        $1.75       249,700       $1.57

Granted                      228,500       $2.50         29,000        $2.50             -           -

Exercised                          -           -              -            -             -           -

Cancelled                   (200,500)      $1.04        (38,200)       $7.50             -           -
                           ---------------------    ------------------------    ----------------------
Outstanding -
  end of year                268,500       $2.72        240,500        $0.75       249,700       $1.57
                           ---------------------    ------------------------    ----------------------


Exercisable - end of year     58,400       $3.46         37,987        $1.50        35,737       $3.53
                           ----------------------   -------------------------  ------------------------

6.       INCOME TAXES

The (benefit) provision for income taxes, as shown in the accompanying Consolidated Statements of Operations, includes the following components:

                                                March 29,          March 30,       March 25,
                                                   1997              1996             1995
                                                ---------          ---------       ---------
         Current provision:

              Federal                          $ (1,068,980)    $ (1,054,984)     $   599,000
              State                                 (50,327)         (52,000)          84,855
                                               -------------    -------------     -----------
                                                 (1,119,307)      (1,106,984)         683,855
         Deferred                                   546,000       (1,078,000)        (281,000)
                                               -------------    -------------     -----------
         Total (benefit) provision for
         income taxes                          $   (573,307)    $ (2,184,984)     $   402,855
                                               ============     ============      ===========

A reconciliation of the Company's effective income tax rate with the federal statutory rate is as follows:

                                                      March 29,    March 30,    March 25,
                                                        1997         1996         1995
                                                      ---------    ---------    ---------
         Federal statutory rate                           34%         34%          34%
         State income taxes, net of federal tax benefit    -           3            1
         Nontaxable amounts                                1          (1)           -
         Other                                             -            -           1
                                                       ------      ------       ------
                Effective income tax rate                 35%         36%          36%
                                                       ======      ======       ======


Tax (refunds) payments of approximately $(1,019,000), $205,000, and $1,918,000 were made during the fiscal years ended March 29, 1997, March 30, 1996 and March 25, 1995, respectively.

Significant components of the Company's deferred tax assets and liabilities as of March 29, 1997 and March 30, 1996 are as follows:

                                                                      March 29,    March 30,
                                                                        1997         1996
                                                                      ---------    ---------
         Deferred tax assets:

              Excess tax basis in property and equipment             $1,269,000   $ 1,635,000
              Excess tax basis in inventory                             240,000       305,000
              Other                                                     319,000       371,000
                                                                      ----------- -----------
                                                                      1,828,000     2,311,000
         Deferred tax liabilities:

              Excess book basis in other current assets                 316,000       253,000
                                                                     ------------ -----------
         Net deferred tax assets                                     $1,512,000   $ 2,058,000
                                                                     ==========   ===========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the taxable income in the three previous tax years to which tax loss carrybacks can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in the carryback period, and tax planning strategies in making this assessment. Based on the amount of tax loss carryback available, and a certain tax planning strategy, management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

The Company's current year net operating loss of $1,100,671 and favorable prior year adjustments resulting from an IRS audit, were applied against previous years taxable income which resulted in refundable income tax of $1,523,139 at March 29, 1997.

7.       COMMITMENTS AND CONTINGENCIES

The Company leases its retail stores and distribution center under operating leases. The lease agreements, including renewal options, expire on various dates through 2007. Most leases provide for additional contingent rents based on a percentage of sales and increases in real estate taxes. Future minimum annual lease payments under noncancellable lease agreements in excess of one year at March 29, 1997 are as follows:

                  1998                                      $10,373,590
                  1999                                        9,416,208
                  2000                                        8,165,115
                  2001                                        6,945,730
                  Thereafter                                 17,855,957
                                                          -------------
                   Total future minimum lease payments    $  52,756,600
                                                          =============

Rent expense for the years ended March 29, 1997, March 30, 1996 and March 25, 1995 was $10,699,000, $10,410,000 and $9,160,000, respectively, and contingent rentals were $144,000, $157,000 and $230,000, respectively.

8.       CONCENTRATION OF BUSINESS RISKS

The company purchases inventory for its stores from approximately 500 suppliers, with approximately 72% of purchases being made from six suppliers. In the past the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. However, a loss of a major supplier could cause a possible loss of sales, which would have an adverse effect on operating results and result in a decrease in vendor support for the Company's advertising programs.

9.       QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                        PRIMARY
                                                       NET            NET (LOSS)       COMMON STOCK
                                      GROSS          (LOSS)             INCOME             PRICE
                     SALES            PROFIT         INCOME            PER SHARE       HIGH      LOW
                     -----            ------         ------            ---------       ----      ---
1997:

First             $20,142           $ 7,750          $ (1,276)        $    (0.26)     $2.375     $1.313
Second             21,023             8,082            (1,086)             (0.22)      1.875      1.500
Third              35,959            13,357             2,461               0.49       1.500      1.250
Fourth             22,315             7,917            (1,200)             (0.24)      1.750      1.250
                  -------           -------          --------          ----------
  Total           $99,439           $37,106          $ (1,101)        $    (0.23)

1996:

First             $19,017           $ 7,248          $ (1,461)        $    (0.29)      $3.375    $2.000
Second             20,865             7,901            (1,096)             (0.22)       3.000     1.875
Third              33,857            11,860             1,622               0.32        2.750     0.750
Fourth             25,345             9,529            (2,949)             (0.60)       2.250     0.938
                  -------           -------          --------          ----------
  Total           $99,084           $36,538          $ (3,884)         $   (0.79)

                               INDEX TO EXHIBITS

The following documents are filed as part of this 10K for the year ended March 29, 1997

              Exhibit No.      Description                                               Page No.
              -----------      -----------                                               --------
                  3.1    Amended and Restated Certificate of Incorporation of the
                         Registrant                                                          *
                  3.2    Amended and Restated By-Laws of the Registrant                      *
                  3.3    Amendment to Restated Certificate of Incorporation of the
                         Registrant                                                         **
                  10.1   Stock Option Agreement dated May 10, 1993 between the
                         Company and William A. Teitelbaum and Registrant Rights
                         Agreement dated May 10, 1993 between the Company and
                         Mr. Teitelbaum                                                      *
                  10.2   Employment Agreement dated April 1, 1993 between the
                         Company and Mr. Teitelbaum                                          *
                  10.3   Sublease dated July 1, 1992 between the Company and
                         General Motors                                                      *
                  10.4   National Record Mart, Inc. 1993 Stock Option Plan                   *
                  10.5   National Record Mart, Inc. Non-Employee Director Stock
                         Option Plan                                                         *
                  10.6   Loan and Security Agreement dated July 11, 1993
                         between the Company and Barclays Business Credit, Inc.              *
                  10.7   Amendment to the Loan and Security Agreement dated as of
                         July 11, 1993 between the Company and Barclays Business
                         Credit, Inc.                                                        **
                  10.8   Employment Agreement dated as of January 1, 1996 between
                         the Company and Theresa Carlise                                    ***
                  10.9   1996 Stock Option Agreement for William A. Teitelbaum              ***
                  10.10  Amendment to the Loan and Security Agreement dated as of
                         October 17, 1996  between the Company and Fleet Bank formerly
                         Barclays Business Credit, Inc.                                     31
                  10.11  Second Amended and Restated Revolving Credit Note dated as of
                         October 17, 1996 between the Company and Fleet Bank formerly
                         Barclays Business Credit                                           36
                  11     Statement re: Computation of Per Share Earnings                    39
                  21     List of Subsidiaries of the Company                                ***
                  23.1   Consent of Independent Auditors                                    40

* Filed as an exhibit to the Company's registration statement of Form S-1 (No. 33-62622) filed May 12, 1993, as amended by Amendment No. 1 filed July 8, 1993 and Amendment No. 2 filed August 2, 1993.
** Filed as an exhibit to the Company's annual report on Form 10-K filed for the fiscal year ended March 25, 1995.
*** Filed as an exhibit to the Company's annual report on Form 10-K filed for the fiscal year ended March 30, 1996.