Form 10-Q
period 1997-06-28
NATIONAL RECORD MART INC /DE/
filed 1997-08-11
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997

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

Yes  X    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                         COMMON STOCK, $.01 PAR VALUE,
               4,844,624 SHARES OUTSTANDING AS OF AUGUST 11, 1997

                            EXHIBIT INDEX ON PAGE 8.
                      THIS DOCUMENT CONSISTS OF 10 PAGES.

                           NATIONAL RECORD MART, INC.
                                      INDEX

                                                                                                 Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

                 Balance Sheets:  June 28, 1997 (unaudited) and March 29, 1997                         3

                 Statements of Operations:  Thirteen  Weeks Ended June 28, 1997
                 and June 29, 1996 (unaudited)                                                         4

                 Statements of Cash Flows:  Thirteen Weeks Ended June 28, 1997
                 and June 29, 1996 (unaudited)                                                         5

                 Notes to Consolidated Financial Statements (unaudited)                              6-7

   Item 2.  Management's  Discussion and Analysis of Financial Condition and
            Results of Operations                                                                    7-8

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                                           8

             Signature                                                                                 9

                           NATIONAL RECORD MART, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                        June 28,       March 29,
                                                                                          1997           1997
                                                                                        --------       ---------
Assets                                                                                (unaudited)
   Current assets:

     Cash and cash equivalents                                                       $     428,540   $     834,889
     Merchandise inventory                                                              40,233,772      37,510,462
     Due from stockholder                                                                  386,881         370,725
     Deferred income taxes                                                                 263,000         263,000
     Refundable income taxes                                                             1,507,812       1,523,139
     Other current assets                                                                1,695,955       1,205,309
                                                                                     -------------   -------------
     Total current assets                                                               44,515,960      41,707,524

   Property and equipment, at cost                                                      23,326,534      23,037,427
   Accumulated depreciation and amortization                                           (13,299,884)    (12,803,745)
                                                                                     -------------   ------------
   Property and equipment, net                                                          10,026,650      10,233,682
   Other assets:

     Deferred income taxes                                                               1,249,000       1,249,000
     Long-term investments                                                                 262,884         262,884
     Intangibles, net                                                                    1,062,121       1,098,984
     Other                                                                                 454,568         468,205
                                                                                     -------------   -------------
     Total other assets                                                                  3,028,573       3,079,073
                                                                                     -------------   -------------
           Total assets                                                              $  57,571,183   $  55,020,279
                                                                                     -------------   -------------

Liabilities and stockholders' equity
Current liabilities:

     Accounts payable                                                                $  17,357,450   $  14,535,131
     Other liabilities and accrued expenses                                              2,568,050       3,049,032
     Current maturities of long-term debt                                                  134,695         159,301
                                                                                     -------------   -------------
     Total current liabilities                                                          20,060,195      17,743,464
   Long-term debt:

     Notes payable                                                                          30,786          34,803
     Revolving credit facility                                                          22,322,209      21,176,204
                                                                                     -------------   -------------
     Total long-term debt                                                               22,352,995      21,211,007
   Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued                -               -
     Common stock, $.01 par value, 9,000,000 shares authorized, 5,037,916 shares issued, 4,844,624 shares outstanding, at June 28, 1997,
           and March 29, 1997, respectively                                                 50,379          50,379
     Additional paid-in capital                                                         14,057,288      14,057,288
     Retained earnings                                                                   1,481,310       2,389,125
                                                                                     -------------   -------------
                                                                                        15,588,977      16,496,792

     Less treasury stock, 193,292 shares                                                  (430,984)       (430,984)
                                                                                     -------------   -------------

     Total stockholders' equity                                                         15,157,993      16,065,808
                                                                                     -------------   -------------
           Total liabilities and stockholders' equity                                $  57,571,183   $  55,020,279
                                                                                     =============   =============

           See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                                  Thirteen        Thirteen
                                                                 Weeks Ended    Weeks Ended
                                                                   June 28,       June 29,
                                                                     1997           1996
                                                                 -----------    -----------
   Net sales                                                     $21,012,948    $20,142,062
   Cost of sales                                                  12,975,337     12,391,581
                                                                 -----------    -----------
     Gross profit                                                  8,037,611      7,750,481

   Selling, general and administrative expenses                    8,434,864      8,615,362
   Depreciation and amortization                                     711,054        646,978
   Interest expense                                                  461,175        429,623
   Interest income                                                    (9,280)        (8,832)
   Other (income) expenses                                          (141,740)        60,708
                                                                 -----------    -----------
     Total expenses                                                9,456,073      9,743,839
                                                                 -----------    -----------

   Net loss before income taxes                                   (1,418,462)    (1,993,358)
   Income tax benefit                                                510,647        717,609
                                                                 ------------   -----------
     Net loss                                                    $  (907,815)   $(1,275,749)
                                                                 ===========    ===========
     Net loss per share                                          $      (.19)   $      (.26)
                                                                 ===========    ===========

   Weighted average number of common shares
     and common equivalent shares
     outstanding                                                   4,844,624      4,871,716
                                                                 ===========    ===========


          See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                         Thirteen           Thirteen
                                                                        Weeks Ended        Weeks Ended
                                                                         June 28,           June 29,
                                                                           1997                1996
                                                                        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $  (907,815)       $ (1,275,749)
Adjustments to reconcile net loss to net cash
   used in operating activities:

     Depreciation and amortization                                         711,055             646,978
     Other                                                                   5,611              18,500
Changes in operating assets and liabilities:

     Merchandise inventory                                              (2,723,310)         (1,799,362)
     Other assets                                                           15,327            (726,092)

     Accounts payable                                                    2,822,319           1,479,521
     Other liabilities and accrued expenses                               (937,448)           (528,572)
                                                                       -----------        ------------

           Net cash used in operating activities                        (1,014,261)         (2,184,776)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment                                        (478,166)           (256,222)
Other long term assets                                                     (15,148)            225,820
Amounts loaned to stockholders                                             (16,156)             (8,092)
                                                                       -----------        ------------
Net cash used in investing activities                                     (509,470)            (38,494)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on debt                                                       (25,378,623)        (24,344,192)
Borrowings on revolving line of credit                                  26,496,005          26,722,391
Purchases of treasury stock                                                   -                   -
                                                                       -----------        ------------
           Net cash provided by financing activities                     1,117,382           2,378,199
                                                                       -----------        ------------

Net (decrease) increase in cash and cash equivalents                      (406,349)            154,929
Cash and cash equivalents, beginning of period                             834,889             560,337
                                                                       -----------        ------------
Cash and cash equivalents, end of period                               $   428,540        $    715,266
                                                                       ===========        ============





           See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of National Record Mart, Inc. (the "Company") and subsidiary are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. All adjustments made for the first quarter ended June 28, 1997 were of a normal recurring nature. The results of operations for the first quarter ended June 28, 1997 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending March 28, 1998. Additional information is contained in the Company's audited consolidated financial statements for the year ended March 29, 1997, included in the Company's Form 10K and should be read in conjunction with this quarterly report.

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

NOTE 3 - INCOME TAXES

The Company provides for income taxes in interim periods on an estimated basis. For the first quarter ended June 28, 1997 and June 29, 1996, the effective income tax rate is 36%.

NOTE 4 - REVOLVING CREDIT FACILITY

Effective June 11, 1993 the Company obtained a five year revolving credit facility from a lender (the "Agreement"). The maximum borrowings under the Agreement, as amended, are based upon eligible inventory as defined therein, and may not exceed $26 million. The interest rate is the bank's borrowing rate (8.50% at June 28, 1997) plus .50% or Libor (5.6875% at June 28, 1997) plus
2.75%. The Company is required to pay a monthly commitment fee at the rate of
 .25% per annum on the unused portion of the revolving credit facility. Various covenants in the Agreement require the Company, among other things, to maintain certain financial ratios, limit capital expenditures, additional indebtedness, and to prohibit dividend distributions.

Borrowings are collateralized by substantially all assets of the Company, including inventory, property and equipment.

                           NATIONAL RECORD MART, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

NOTE 5 - ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is greater than the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

                ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 29, 1997 ("fiscal 1997") included in the Company's Form 10K.

RESULTS OF OPERATIONS

         NET SALES: The Company's net sales increased during the first quarter (ended June 28, 1997) of the Company's fiscal year ending March 28, 1998 ("fiscal 1998") by $870,886, or 4.3%, over the first quarter of fiscal 1997. Net comparable store sales for the first quarter were up 6.0% or $1.1 million. The increase in total sales was attributable to the 6% increase in same store sales while partially offset by 7 less stores than fiscal 1997. The comparative store sales increases were primarily due to the increase in product selection, the Company's marketing efforts and consumer demand.

         GROSS PROFIT: While gross profit increased $287,130 or 3.7% from the same quarter in the previous year, as a percentage of net sales, gross profit decreased to 38.3% for the first quarter of fiscal 1998 from 38.5% in the first quarter of fiscal 1997. The slight decrease in margin as a percentage of sales is related to the continued shift from higher margin cassettes to lower margin compact discs.

         EXPENSES: Selling, general and administrative (SG&A) expenses, expressed as a percentage of net sales, decreased to 40.1% during the first quarter of fiscal 1998 from 42.8% in the first quarter of fiscal 1997. The decrease expressed as a percentage of sales is attributable to the closing of under performing stores.

Interest expense increased to $461,175 in the first quarter of fiscal 1998 from $429,623 in the first quarter of fiscal 1997. The increase is due to an increase in borrowings, as the Company's revolving line of credit increased to $22.3 million from $18.7 million for the same period in the prior year.

         NET LOSS: The Company had a net loss of ($907,815), or ($0.19) per share, in the first quarter of fiscal 1998 compared to a net loss of ($1,275,749) or ($0.26) per share, in the same quarter of fiscal 1997. The reduction of the net loss is primarily attributable to the increase in sales and the closing of underperforming stores.

                ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         INCOME TAXES: The Company's effective tax rate in the first quarter of fiscal 1998 and 1997 was 36%.

As of June 28, 1997 the Company had net deferred tax assets of $1,512,000. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the taxable income in the three previous tax years to which tax loss carrybacks can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in the carryback period, and tax planning strategies in making this assessment. Based on the amount of tax loss carryback available, and certain tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of fiscal 1998 and 1997 the Company had net cash used by operating activities of $1,014,261 and $2,184,776, respectively due primarily to merchandise inventory purchasing.

         The Company made capital expenditures during the first three months of fiscal 1998 of $478,166, relating to store equipment, fixtures and leaseholds for three remodels and expansions as well as for one new store.

         The Company has a five-year revolving credit facility (the "Revolver") from an institutional lender. Advances under the Revolver bears interest at a floating rate equal to the lender's base rate (8.50% at June 28, 1997) plus
 .50% or Libor rate (5.6875% at June 28, 1997) plus 2.75%.

Management believes that cash flows from operations and amounts available under the Revolver will be sufficient to meet the Company's current liquidity and capital needs at least through fiscal 1998.

                          PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  Exhibit No.        Description                      Page No.
                  -----------        -----------                      --------

                   11        Calculation of Net Loss  Per
                             Common Share - For the thirteen weeks
                             ended June 28, 1997 and June 29, 1996       10

            (b)   Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the thirteen weeks ended June 28, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          NATIONAL RECORD MART, INC.

                                          By: /s/ Theresa Carlise
                                              -----------------------------
                                              Theresa Carlise
                                              Senior Vice President and Chief
                                              Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                          Date: August 11, 1997
                                               -----------------------------