Form 10-Q
period 1997-09-27
NATIONAL RECORD MART INC /DE/
filed 1997-11-12
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 27, 1997

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______ TO_______

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

                                 (412-276-6200)
              (Registrant's telephone number, including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                         COMMON STOCK, $.01 PAR VALUE,
              4,844,624 SHARES OUTSTANDING AS OF NOVEMBER 11, 1997

                            EXHIBIT INDEX ON PAGE 9.
                      THIS DOCUMENT CONSISTS OF 10 PAGES.

                           NATIONAL RECORD MART, INC.
                                     INDEX

                                                                                                   Page No.
                                                                                                   --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

                 Balance Sheets: September 27, 1997 (unaudited) and March 29, 1997                     3

                 Statements of Operations: Thirteen and Twenty-six Weeks Ended
                 September 27, 1997 (unaudited) and September 28, 1996 (unaudited)                     4

                 Statements of Cash Flows: Twenty-six Weeks Ended September 27, 1997
                 (unaudited) and September 28, 1996 (unaudited)                                        5

                 Notes to Consolidated Financial Statements (unaudited)                                6-7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                      7-8

PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders                                        8-9

Item 6.     Exhibits and Reports on Form 8-K                                                           9

            Signature                                                                                  9

                           NATIONAL RECORD MART, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                     September 27,      March 29,
                                                                                         1997             1997
                                                                                     -------------   -------------
Assets                                                                               (unaudited)
   Current assets:
     Cash and cash equivalents                                                       $     526,816   $     834,889
     Merchandise inventory                                                              45,470,962      37,510,462
     Due from stockholder                                                                  406,479         370,725
     Deferred income taxes                                                                 263,000         263,000
     Refundable income taxes                                                             1,507,812       1,523,139
     Other current assets                                                                2,524,483       1,205,309
                                                                                     -------------   -------------
     Total current assets                                                               50,699,552      41,707,524

   Property and equipment, at cost                                                      23,801,606      23,037,427
   Accumulated depreciation and amortization                                           (13,813,449)    (12,803,745)
                                                                                     -------------   -------------
   Property and equipment, net                                                           9,988,157      10,233,682
   Other assets:
     Deferred income taxes                                                               1,249,000       1,249,000
     Long-term investments                                                                 262,884         262,884
     Intangibles, net                                                                    1,025,259       1,098,984
     Other                                                                                 422,612         468,205
                                                                                     -------------   -------------
     Total other assets                                                                  2,959,755       3,079,073
                                                                                     -------------   -------------
           Total assets                                                              $  63,647,464   $  55,020,279
                                                                                     =============   =============

Liabilities and stockholders' equity
  Current liabilities:
     Accounts payable                                                                $  22,259,344   $  14,535,131
     Other liabilities and accrued expenses                                              2,356,754       3,049,032
     Current maturities of long-term debt                                                  115,051         159,301
                                                                                     -------------   -------------
     Total current liabilities                                                          24,731,149      17,743,464
   Long-term debt:
     Notes payable                                                                          21,056          34,803
     Revolving credit facility                                                          24,528,528      21,176,204
                                                                                     -------------   -------------
     Total long-term debt                                                               24,549,584      21,211,007
   Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued              -               -
     Common stock, $.01 par value, 9,000,000 shares authorized, 5,037,916 shares issued at September 27, 1997 and March 29, 1997, 4,844,624 outstanding
        at September 27, 1997, and March 29, 1997                                           50,379          50,379
     Additional paid-in capital                                                         14,057,288      14,057,288
     Retained earnings                                                                     690,048       2,389,125
                                                                                     -------------   -------------
                                                                                        14,797,715      16,496,792
     Less treasury stock, 193,292 shares                                                  (430,984)       (430,984)
                                                                                     -------------   -------------
     Total stockholders' equity                                                         14,366,731      16,065,808
                                                                                     -------------   -------------
           Total liabilities and stockholders' equity                                $  63,647,464   $  55,020,279
                                                                                     =============   =============

          See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                  Thirteen        Thirteen        Twenty-six      Twenty-six
                                                 Weeks Ended     Weeks Ended      Weeks Ended     Weeks Ended
                                                 September 27,   September 28,   September 27,    September 28,
                                                     1997            1996             1997            1996
                                                 -----------    -----------       -----------    -------------
   Net sales                                    $23,690,788      $21,023,949      $44,703,736    $41,166,011
   Cost of sales                                 14,723,878       12,941,545       27,699,215     25,333,126
                                                -----------      -----------      -----------    -----------
     Gross profit                                 8,966,910        8,082,404       17,004,521     15,832,885

   Selling, general and administrative expenses   8,981,528        8,604,064       17,416,392     17,219,426
   Depreciation and amortization                    691,910          657,602        1,402,964      1,304,580
   Interest expense                                 487,602          459,281          948,777        888,904
   Interest income                                   (9,198)          (8,110)         (18,478)       (16,942)
   Other expenses (income)                           51,416           65,991          (90,324)       126,699
                                                -----------      -----------      -----------    -----------
     Total expenses                              10,203,258        9,778,828       19,659,331     19,522,667
                                                -----------      -----------      -----------    -----------

   Net loss before income taxes                  (1,236,348)      (1,696,424)      (2,654,810)    (3,689,782)
   Income tax benefit                               445,086          610,712          955,733      1,328,321
                                                -----------      -----------      -----------    -----------
     Net loss                                   $  (791,262)     $(1,085,712)      (1,699,077)    (2,361,461)
                                                ===========      ===========      ===========    ===========
     Net loss per share                         $     (0.16)     $     (0.22)     $     (0.35)   $     (0.49)
                                                ===========      ===========      ===========    ===========

   Weighted average number of common shares
     and common equivalent shares
     outstanding                                  4,844,624        4,871,716        4,844,624      4,835,308
                                                ===========      ===========      ===========    ===========





          See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                        Twenty-six         Twenty-six
                                                                        Weeks Ended        Weeks Ended
                                                                       September 27,      September 28,
                                                                           1997               1996
                                                                       -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $ (1,699,077)      $ (2,361,461)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                         1,402,964          1,304,580
     Other                                                                    32,093             37,000
   Changes in operating assets and liabilities:
     Merchandise inventory                                                (7,960,500)        (4,952,403)
     Other assets                                                         (1,246,794)          (641,232)
     Accounts payable                                                      7,724,213          4,468,677
     Other liabilities and accrued expenses                                 (698,713)          (710,969)
                                                                        ------------       ------------

           Net cash used in operating activities                          (2,445,814)        (2,855,808)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                        (1,090,537)          (868,670)
Other long term assets                                                       (30,295)           209,529
Amounts (loaned to) received from stockholders                               (35,754)            18,416
                                                                        ------------       ------------
           Net cash used in investing activities                          (1,156,586)          (640,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                                         (53,207,997)       (49,328,044)
Borrowings on revolving line of credit                                    56,502,324         52,328,827
                                                                        ------------       ------------
           Net cash provided by financing activities                       3,294,327          3,000,783
                                                                        ------------       ------------


Net decrease in cash and cash equivalents                                   (308,073)          (495,750)
Cash and cash equivalents, beginning of period                               834,889            560,337
                                                                        ------------       ------------
Cash and cash equivalents, end of period                                $    526,816       $     64,587
                                                                        ============       ============





          See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of National Record Mart, Inc. (the "Company") and subsidiary are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. All adjustments made for the second quarter ended September 27, 1997 were of a normal recurring nature. The results of operations for the second quarter ended September 27, 1997 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending March 28, 1998. Additional information is contained in the Company's audited consolidated financial statements for the year ended March 29, 1997, included in the Company's Form 10K and should be read in conjunction with this quarterly report.

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

NOTE 3 - INCOME TAXES

The Company provides for income taxes in interim periods on an estimated basis. For the second quarter ended September 27, 1997 and September 28, 1996, the effective income tax rate is 36%.

NOTE 4 - REVOLVING CREDIT FACILITY

Effective June 11, 1993 the Company obtained a five-year revolving credit facility from a lender (the "Agreement"). The maximum borrowings under the Agreement are based upon eligible inventory as defined therein, and may not exceed $26 million. The interest rate is the bank's borrowing rate (8.50% at September 27, 1997) plus .50% or Libor (5.6563% at September 27, 1997) plus 2.75%. The Company is required to pay a monthly commitment fee at the rate of
 .25% per annum on the unused portion of the revolving credit facility. Various covenants in the Agreement require the Company, among other things, to maintain certain financial ratios, limit capital expenditures and additional indebtedness, and to prohibit dividend distributions.

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

RESULTS OF OPERATIONS

        NET SALES: The Company's net sales increased during the second quarter (ended September 27, 1997) of the Company's fiscal year ending March 28, 1998 ("fiscal 1998") by $2.7 million, or 12.7%, over the second quarter of fiscal 1997. Net comparable store sales for the second quarter were up 15.6% or $3.1 million. The increase in total sales were attributable to the 15.6% increase in same store sales, partially offset by having two less stores than in the second quarter of fiscal 1997. Sales for the twenty-six weeks ended September 27, 1997 increased $3.5 million or 8.6%. Net comparable store sales for the twenty-six weeks ended September 27, 1997 were up 10.8% or $4.1 million compared to the twenty-six weeks ended September 28, 1996. The comparative store sales increases were primarily due to the increased performance of stores renovated in the prior year, increase in product selection, the Company's marketing efforts and consumer demand.

        GROSS PROFIT: While gross profit increased $0.9 million or 10.9% from the same quarter in the previous year, as a percentage of net sales, gross profit decreased to 37.8% for the second quarter of fiscal 1998 from 38.4% in the second quarter of fiscal 1997. Gross profit for the twenty-six weeks ended September 27, 1997 was 38.0% compared to 38.5% for the twenty-six weeks ended September 28, 1996. The decrease in gross profit as a percentage of sales is related to the continued shift from sales of higher margin cassettes to lower margin compact discs.

        EXPENSES: Selling, general and administrative (SG&A) expenses, expressed as a percentage of net sales, decreased to 37.9% or $9.0 million during the second quarter of fiscal 1998 from 40.9% or $8.6 million in the second quarter of fiscal 1997. SG&A expenses, expressed as a percentage of sales decreased to 39.0% for the twenty six weeks ended September 27, 1997 from 41.8% for the twenty six weeks ended September 28, 1996. The decrease expressed as a percentage of sales is attributable to the closing of under-performing stores and comparable store sales increases.

Interest expense increased to $487,602 in the second quarter of fiscal 1998 from $459,281 in the second quarter of fiscal 1997. The increase is due to an increase in borrowings, as the Company's revolving line of credit increased to $24.5 million from $21.9 million for the same period in the prior year.

                ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        NET LOSS: The Company had a net loss of ($0.8) million, or ($0.16) per share, in the second quarter of fiscal 1998 compared to a net loss of ($1.1) million, or ($0.22) per share, in the same quarter of fiscal 1997. The net loss for the twenty-six weeks ended September 27, 1997 was ($1.7) million, or ($0.35) per share, compared to ($2.4) million, or ($0.49) per share, for the twenty-six weeks ended September 28, 1996. The reduction of the net loss is primarily attributable to the increase in comparative store sales and the closing of underperforming stores.

        INCOME TAXES: The Company's effective tax rate in the second quarter of fiscal 1998 and 1997 was 36%.

As of September 27, 1997 the Company had net deferred tax assets of $1,512,000. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the taxable income in the three previous tax years to which tax loss carrybacks can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in the carryback period, and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES

        During the first six months of fiscal 1998 and 1997 the Company had net cash used by operating activities of $2.4 million and $2.9 million, due primarily to its net loss and increases in operating assets in excess of operating liabilities.

        The Company made capital expenditures during the first six months of fiscal 1998 of $1.1 million, relating to store equipment, fixtures and leaseholds for five new stores as well as for one expansion and one relocation.

        The Company has a five-year revolving credit facility (the "Revolver") from an institutional lender. Advances under the Revolver bears interest at a floating rate equal to the lender's base rate (8.50% at September 27, 1997) plus
 .50% or Libor rate (5.6563% at September 27, 1997) plus 2.75%.

Management believes that cash flows from operations and amounts available under the Revolver will be sufficient to meet the Company's current liquidity and capital needs at least through fiscal 1998.


                          PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual meeting of stockholders on Wednesday September 17, 1997 at 9:30 a.m. at the James H. Reed Building, 435 Sixth Avenue, 9th Floor, Pittsburgh, Pennsylvania at which time the following matters were voted upon:

            1. Five directors were voted on for appointment to the Board. All five were appointed by virtue of the vote as follows:

                  William A. Teitelbaum              4,713,030 for     38,695 against
                  Theresa Carlise                    4,710,680 for     41,045 against
                  Larry K. Mundorf                   4,721,530 for     30,195 against
                  Samuel S. Zacharias                4,721,530 for     30,195 against
                  Irwin B. Goldstein                 4,721,530 for     30,195 against

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  Exhibit No.            Description                                         Page No.
                  -----------            -----------                                         --------
                      11                 Calculation of Net Loss Per Common
                                         Share - For the thirteen and twenty-six
                                         weeks ended September 27, 1997 and
                                         September 28, 1996                                     10



            (b) Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the thirteen weeks ended September 27, 1997.




                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                               NATIONAL RECORD MART, INC.

                               By: Theresa Carlise
                                   --------------------------------
                                   Theresa Carlise
                                   Senior Vice President and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

                               Date: November 11, 1997
                                     -----------------