Form 10-Q
period 1997-12-27
NATIONAL RECORD MART INC /DE/
filed 1998-02-10
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                --------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED DECEMBER 27, 1997

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
                          COMMON STOCK, $.01 PAR VALUE,
              4,844,624 SHARES OUTSTANDING AS OF FEBRUARY 10, 1998

                            EXHIBIT INDEX ON PAGE 10.
                       THIS DOCUMENT CONSISTS OF 11 PAGES.

                           NATIONAL RECORD MART, INC.
                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

           Balance Sheets: December 27, 1997 (unaudited) and March 29, 1997    3

           Statements of Operations: Thirteen and Thirty-nine Weeks Ended
           December 27, 1997 (unaudited) and December 28, 1996 (unaudited)     4

           Statements of Cash Flows: Thirty-nine Weeks Ended December 27,1997
           (unaudited) and December 28, 1996 (unaudited)                       5

           Notes to Consolidated Financial Statements (unaudited)            6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               7-9

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                     10

         Signature                                                            10


                           NATIONAL RECORD MART, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                    December 27,     March 29,
                                                        1997            1997
                                                   -------------    -----------
Assets                                              (unaudited)
  Current assets:

   Cash and cash equivalents                        $ 1,845,895     $   834,889
   Merchandise inventory                             43,639,636      37,510,462
   Due from stockholder                                 412,642         370,725
   Deferred income taxes                                263,000         263,000
   Refundable income taxes                            1,507,812       1,523,139
   Other current assets                               1,769,755       1,205,309
                                                    -----------     -----------
   Total current assets                              49,438,740      41,707,524

  Property and equipment, at cost                    24,712,505      23,037,427
  Accumulated depreciation and amortization         (14,449,579)    (12,803,745)
                                                    -----------     -----------
  Property and equipment, net                        10,262,926      10,233,682
  Other assets:
   Deferred income taxes                              1,249,000       1,249,000
   Long-term investments                                262,884         262,884
   Intangibles, net                                     988,396       1,098,984
   Other                                                422,503         468,205
                                                    -----------     -----------
   Total other assets                                 2,922,783       3,079,073
                                                    -----------     -----------
        Total assets                                $62,624,449     $55,020,279
                                                    ===========     ===========

Liabilities and stockholders' equity
  Current liabilities:
   Accounts payable                                 $26,748,569     $14,535,131
   Income Taxes Payable                                 733,341           -
   Other liabilities and accrued expenses             4,467,475       3,049,032
   Current maturities of long-term debt                 108,877         159,301
                                                    -----------     -----------
   Total current liabilities                         32,058,262      17,743,464
  Long-term debt:
   Notes payable                                         16,727          34,803
   Revolving credit facility                         13,298,344      21,176,204
                                                    -----------     -----------
   Total long-term debt                              13,315,071      21,211,007
  Stockholders' equity:
   Preferred stock, $.01 par value, 2,000,000 shares
    authorized, none issued                                -               -
   Common stock, $.01 par value, 9,000,000 shares
    authorized,  5,037,916 shares issued at
    December 27, 1997 and March 29, 1997,
    4,844,624 outstanding at December 27, 1997,
    and March 29, 1997                                   50,379          50,379
   Additional paid-in capital                        14,057,288      14,057,288
   Retained earnings                                  3,574,433       2,389,125
                                                    -----------     -----------
                                                     17,682,100      16,496,792
   Less treasury stock, 193,292 shares                 (430,984)       (430,984)
                                                    -----------     -----------
   Total stockholders' equity                        17,251,116      16,065,808
                                                    -----------     -----------
        Total liabilities and stockholders' equity  $62,624,449     $55,020,279
                                                    ===========     ===========

         See accompanying notes to consolidated financial statements


                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                             Thirteen     Thirteen    Thirty-nine  Thirty-nine
                                            Weeks Ended  Weeks Ended  Weeks Ended  Weeks Ended
                                            December 27, December 28, December 27, December 28,
                                                1997         1996         1997          1996
                                            -----------  -----------  -----------  -----------

Net sales                                   $41,706,057  $35,958,708  $86,409,793  $77,124,719
Cost of sales                                26,311,654   22,601,490   54,010,869   47,934,616
                                            -----------  -----------  -----------  -----------
 Gross profit                                15,394,403   13,357,218   32,398,924   29,190,103

Selling, general and administrative expenses  9,605,104    8,561,684   27,021,496   25,781,110
Depreciation and amortization                   695,967      699,842    2,098,931    2,004,422
Interest expense                                535,573      466,454    1,484,350    1,355,358
Interest income                                  (9,565)      (8,548)     (28,043)     (25,490)
Other expenses (income)                          60,473     (207,977)     (29,851)     (81,298)
                                             ----------  -----------   ----------  -----------
   Total expenses                            10,887,552    9,511,435   30,546,883   29,034,102
                                             ----------  -----------   ----------  -----------

  Net income before income taxes              4,506,851     3,845,783   1,852,041      156,001
  Income tax expense                          1,622,466     1,384,482     666,733       56,161
                                            -----------   -----------  ----------   ----------
   Net income                               $ 2,884,385   $ 2,461,301  $1,185,308   $   99,840
                                            ===========   ===========  ==========   ==========
   Basic net income per share               $      0.60   $      0.51  $     0.24   $     0.02
                                            ===========   ===========  ==========   ==========
   Diluted net income per share             $      0.56   $      0.51  $     0.23   $     0.02
                                            ===========   ===========  ==========   ==========

  Basic weighted average common shares
   outstanding                                4,844,624     4,844,624   4,844,624    4,844,624
                                            ===========   ===========  ==========   ==========

  Weighted average number of common shares
   and common equivalent shares
   outstanding                                5,151,044     4,844,624   5,054,736    4,844,624
                                             ==========    ==========  ==========   ==========












         See accompanying notes to consolidated financial statements


                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              Thirty-nine     Thirty-nine
                                                              Weeks Ended     Weeks Ended
                                                              December 27,    December 28,
                                                                  1997            1996
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $  1,185,308    $     99,840
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                 2,098,931       2,004,422
   Loss from disposal of property and equipment                     75,671           8,104
   Other                                                              --          (219,500)
Changes in operating assets and liabilities:
   Merchandise inventory                                        (6,129,174)     (7,000,221)
   Other assets                                                   (540,470)        376,026
   Accounts payable                                             12,213,438      13,771,408
   Other liabilities and accrued expenses                        1,392,703       1,501,592
   Income taxes payable                                            733,341            -
                                                              ------------    ------------
  Net cash provided by operating activities                     11,029,748      10,541,671

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                              (2,001,885)     (2,454,399)
Other long term assets                                             (28,580)        190,913
Amounts (loaned to) received from stockholders                     (41,917)          7,311
                                                              ------------    ------------
 Net cash used in investing activities                          (2,072,382)     (2,256,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                               (97,758,500)    (89,005,753)
Borrowings on revolving line of credit                          89,812,140      81,893,270
                                                              ------------    ------------
 Net cash provided by financing activities                      (7,946,360)     (7,112,483)
                                                              ------------    ------------

Net increase in cash and cash equivalents                        1,011,006       1,173,013
Cash and cash equivalents, beginning of period                     834,889         560,337
                                                              ------------    ------------
Cash and cash equivalents, end of period                      $  1,845,895    $  1,733,350
                                                              ============    ============








         See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of National Record Mart, Inc. (the "Company") and subsidiary are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. All adjustments made for the third quarter ended December 27, 1997 were of a normal recurring nature. The results of operations for the third quarter ended December 27, 1997 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending March 28, 1998. Additional information is contained in the Company's audited consolidated financial statements for the year ended March 29, 1997, included in the Company's Form 10K and should be read in conjunction with this quarterly report.

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

NOTE 3 - INCOME TAXES

The Company provides for income taxes in interim periods on an estimated basis. For the third quarter ended December 27, 1997 and December 28, 1996, the effective income tax rate is 36%.

NOTE 4 - REVOLVING CREDIT FACILITY

Effective June 11, 1993 the Company obtained a five-year revolving credit facility from a lender (the "Agreement"). The maximum borrowings under the Agreement are based upon eligible inventory as defined therein, and may not exceed $26 million. The interest rate is the bank's borrowing rate (8.50% at December 27, 1997) plus .50% or Libor (6.00% at December 27, 1997) plus 2.75%. The Company is required to pay a monthly commitment fee at the rate of .25% per annum on the unused portion of the revolving credit facility. Various covenants in the Agreement require the Company, among other things, to maintain certain financial ratios, limit capital expenditures and additional indebtedness, and to prohibit dividend distributions.

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

NOTE 6 - ACCOUNTING FOR EARNINGS PER SHARE

The Company has changed its method of computing earnings per share with the adoption of Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for financial statements for both interim and annual periods ending after December 15, 1997. This statement establishes and simplifies the standards for computing and presenting earnings per share ("EPS") and makes them comparable to international EPS standards. Statement No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement.


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

RESULTS OF OPERATIONS

      NET SALES: The Company's net sales increased during the third quarter (ended December 27, 1997) of the Company's fiscal year ending March 28, 1998
("fiscal 1998") by $5.7 million, or 16.0%, over the third quarter of fiscal 1997. Net comparable store sales for the third quarter were up 14.7% or $5.0 million. Sales for the thirty-nine weeks ended December 27, 1997 increased $9.3 million or 12.0%. Net comparable store sales for the thirty-nine weeks ended December 27, 1997 were up 12.6% or $9.2 million compared to the thirty-nine weeks ended December 28, 1996. The comparative store sales increases were primarily due to the increased performance of stores renovated in the prior year, increase in product selection, the Company's marketing efforts, consumer demand and the success of vendors' product releases. The increase in total sales were attributable to the performance of the Company's new stores combined with the increase in same store sales.

      GROSS PROFIT: While gross profit increased $2.0 million or 15.3% from the same quarter in the previous year, as a percentage of net sales, gross profit decreased to 36.9% for the third quarter of fiscal 1998 from 37.1% in the third quarter of fiscal 1997. Gross profit for the thirty-nine weeks ended December
27, 1997 was 37.5% compared to 37.9% for the thirty-nine weeks ended December 28, 1996. The decrease in gross profit as a percentage of sales is related to the continued shift from sales of higher margin cassettes to lower margin compact discs.

      EXPENSES: Selling, general and administrative (SG&A) expenses, expressed as a percentage of net sales, decreased to 23.0% or $9.6 million during the third quarter of fiscal 1998 from 23.8% or $8.6 million in the third quarter of fiscal 1997. SG&A expenses, expressed as a percentage of sales decreased to 31.3% for the thirty-nine weeks ended December 27, 1997 from 33.4% for the thirty-nine weeks ended December 28, 1996. The decrease expressed as a percentage of sales is attributable to the closing of under-performing stores and comparable store sales increases.

Interest expense increased to $535,573 in the third quarter of fiscal 1998 from $466,454 in the third quarter of fiscal 1997. The increase is due to an increase in net borrowings on the Company's revolving line of credit, as the Company's net borrowings increased to $7.9 million from $7.1 million for the same period in the prior year.

      NET INCOME: The Company had a net income of $2.9 million, or earnings per share computed basic and diluted respectively of $0.60 and $0.56 per share in the third quarter of fiscal 1998 compared to a net income of $2.5 million, or earnings per share basic and diluted of $0.51, in the same quarter of fiscal 1997. Net income for the thirty-nine weeks ended December 27, 1997 was $1.2 million, or $0.24 per share basic and $0.23 per share diluted, compared to $0.1 million, or $0.02 per share basic and diluted, for the thirty-nine weeks ended December 28, 1996. The increase of net income is primarily attributable to the increase in comparative store sales and the closing of underperforming stores.

      INCOME TAXES: The Company's effective tax rate in the third quarter and thirty-nine weeeks ended December 27, 1997 and the third quarter and thirty-nine weeks ended December 28, 1996 was 36%.

As of December 27, 1997 the Company had net deferred tax assets of $1,512,000. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the taxable income in the three previous tax years to which tax loss carrybacks can be applied. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in the carryback period, and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

      IMPACT OF THE YEAR 2000: Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in simple normal business activities.

      The Company has initiated its assessment of the year 2000 issues and has determined that it will have to modify its current software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company expects to internally reprogram its software sometime during its fiscal year 1999 and does not expect to incur any material costs in doing so. The Company's current point of sale equipment must be upgraded at an estimated cost of $10,000 per store (currently the Company operates 150 stores). The cost of the transition is expected to be capitalized in its fiscal year 1999. The Company believes that with modifications to existing software and upgrading its point of sale equipment, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

      The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in the area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


LIQUIDITY AND CAPITAL RESOURCES

      During the first nine months of fiscal 1998 and 1997 the Company had net cash provided by operating activities of $11.0 million and $10.5 million, due primarily to its net income and increases in operating liabilities in excess of operating assets.

      The Company made capital expenditures during the first nine months of fiscal 1998 of $2.0 million, relating to store equipment, fixtures and leaseholds for ten new stores as well as for one expansion and one relocation.

      The Company has a five-year revolving credit facility (the "Revolver") from an institutional lender. Advances under the Revolver bear interest at a floating rate equal to the lender's base rate (8.50% at December 27, 1997) plus
 .50% or Libor rate (6.00% at December 27, 1997) plus 2.75%.

Management believes that cash flows from operations and amounts available under the Revolver will be sufficient to meet the Company's current liquidity and capital needs at least through fiscal 1998.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)Exhibits:

           Exhibit No.   Description                                    Page No.
           -----------   -----------                                    --------

              11         Calculation of Net Income Per Common
                         Share - For the thirteen and thirty-nine
                         weeks ended December 27, 1997 and
                         December 28, 1996                                 11



         (b)Reports on Form 8-K:

            There were no reports on Form 8-K filed during the thirteen weeks ended December 27, 1997.




                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                          NATIONAL RECORD MART, INC.

                                          By:  Theresa Carlise
                                               ---------------
                                               Theresa Carlise
                                               Senior Vice President and Chief
                                               Financial Officer
                                               (Principal Financial and
                                                Accounting Officer)

                                          Date: February 10, 1998
                                                -----------------


                                                                      EXHIBIT 11
                                                                     PAGE 1 OF 1

                           NATIONAL RECORD MART, INC.
                   CALCULATION OF NET INCOME PER COMMON SHARE
                  FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED
                    DECEMBER 27, 1997 AND DECEMBER 28, 1996

NET INCOME PER COMMON SHARE

The computation of weighted average common shares and equivalents outstanding for the periods presented is as follows:

                                      Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                   --------------------------    ----------------------------
                                   December 27,   December 28,    December 27,   December 28,
                                       1997           1996            1997           1996
                                   ------------   ------------    ------------   ------------
Weighted average common
  shares outstanding                 4,844,624      4,844,624       4,844,624      4,844,624

Common Stock Equivalents
  which are dilutive                   501,100           -            501,100           -

Treasury stock assumed to
  be repurchased using
  proceeds from options and
  warrants                            (194,680)          -           (290,988)          -
                                   ------------   ------------    ------------   ------------

Weighted average common
  shares and equivalents
  outstanding                        5,151,044      4,844,624       5,054,736      4,844,624
                                   ============   ============    ============   ============


Net income                          $2,884,385     $2,461,301      $1,185,308        $99,840
                                   ============   ============    ============   ============


Basic net income per share               $0.60          $0.51           $0.24          $0.02
                                   ============   ============    ============   ============


Diluted net income per share            $0.56           $0.51           $0.23          $0.02
                                   ============   ============    ============   ============