Form 10-K
period 1998-03-28
NATIONAL RECORD MART INC /DE/
filed 1998-06-26
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-    ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 28, 1998
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-    EXCHANGE ACT OF 1934


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

          Securities registered pursuant to Section 12(g) of the Act:
                                 COMMON STOCK,
                               $0.01 PAR VALUE.
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 18, 1998 as reported on the NASDAQ National Market System, was approximately $50,868,552. Shares of Common Stock held by each officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 18, 1998, Registrant had outstanding 4,844,624 shares of Common
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held September 17, 1998 (the "Proxy Statement") are incorporated by reference into Part III.

                                     PART I

ITEM 1.           BUSINESS

         National Record Mart, Inc. (the "Company"), a Delaware corporation, founded in 1937, operates in a single industry segment as a specialty retailer of prerecorded home entertainment products, including compact discs ("CD"), audio cassettes, videos and related accessories. According to BILLBOARD magazine, the Company is the sixth largest specialty retailer of prerecorded music in the country as measured by number of stores. The Company is a leading specialty music retailer in its core western Pennsylvania/eastern Ohio market.

         As of March 28, 1998, the Company operated 148 stores in 27 states primarily in the eastern part of the United States. The Company has five distinct store concepts: National Record Mart or NRM Music; Waves Music; Music Oasis; Vibes Music; and the newest concept, Music X. The Music X store format is a joint marketing effort in combination with a dominant radio station to co-brand a music destination store. The Company has redesigned the Waves Music store as a strategic mall-based growth format for the future. The prototype Waves store ranges from 6,000 to 10,000 square feet with an expanded inventory capacity of $400,000. The Waves strategy is to intertwine the newest customer retail technologies with one of the largest offerings of prerecorded music and other entertainment products available in a traditional specialty retail mall environment.

         Over the course of the past year, the Company has redefined its operating structure, strategies and purpose. While the Company accepts the day-to-day responsibility for managing and developing its core business operations of running a specialty music retail company, it has recognized the need to invest in research and development of new formats and changes to succeed in its music sales. At the same time the Company is pursuing cross market and parallel market opportunities to use what is considered as one of the best customer bases in specialty retail.

         The research and development function of developing the Passport program; the Waves.net intranet base store research area; the development and the implementation of Music X, and parallel marketing and merchandise efforts are all typical of the efforts the Company has made to expand beyond traditional music retailing.

         At the core level of day-to-day operations the Company is focused on increasing comparable sales per square foot, inventory turns and margin maintenance, as well as the continued management of losses through inventory shrinkage.

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

TRENDS AND CHANGES AFFECTING THE MUSIC INDUSTRY

         This past year has seen a reemergence of the specialty music retailers as a group. This has been caused in part by a contraction of the industry's overall store base, as well as the realignment of the industry music labels/distributors with the specialty music retailers in an effort to begin the nurturing process of developing newer creative product for our customer base. Previously there was a trend within the industry to use music as a loss leader or traffic builder by some of the major electronic or "big box" retailers. The trend has been curtailed in part as a result of the industry's need for a continued stream of newly created talent and the imposition of significant barriers of entry by distributors into the prerecorded music retail segment. These barriers include more stringent credit terms on part of the distributors; higher return penalties on inventory maintenance and more restrictive selling practices on the part of the major music distributors.

         This past year has seen the evolution of the technology and availability of combining digitally recorded sound along with video. The most common newly offered retail product is the digital versatile disc also referred to as DVD. While this product is just beginning to make its market entry into the prerecorded entertainment business, a significant trend appears to be developing which the Company believes is closely related to the reduction of the cost of the hardware for its customer base to make use of such software.


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


MERCHANDISING

         The Company's stores offer a full assortment of CDs, prerecorded audio cassettes and related accessories with a more limited selection of movie and music videos. The following table shows the percentage of the Company's total merchandise sales attributable to each product group:

Products                                                         Fiscal Years
--------
                                                         1998        1997       1996
                                                       ---------     ------  -------
CDs                                                       70.7%      66.8%      61.6%
Prerecorded audio cassettes                               13.6       17.7       22.1
Singles                                                    6.3        6.5        6.9
Movie and music videos                                     2.6        2.3        2.4
Accessories and other *                                    6.8        6.7        7.0
                                                       ---------  ---------  -------
         Total                                           100.0%     100.0%     100.0%
                                                       ========   ========   ========

* Includes apparel, blank tapes, cleaning products, storage cases, posters, sheet music, LPs, magazines, books and miscellaneous items.

         Prerecorded Music. The Company's stores offer a broad array of CDs and cassettes in all music categories including rock, pop, alternative, adult contemporary, country, easy listening, classical, jazz, religious, new age, rhythm and blues, children's, educational, show tunes, movie soundtracks, world music and others. The Company maintains a broad inventory base, with individual store inventory tailored to serve the particular customer demand in each store. The Company's stores offer from 6,000 to 35,000 titles, with an average of 18,000 titles per store. The Company also offers a selection of over 200,000 SKU's which can be ordered through the Company's special order process. The selection of prerecorded music offered at the Company's stores includes "hits" which are best selling newer releases, "catalog" items, which are older but still popular releases, and seasonal and promotional items such as Christmas music, developing artist programs and "cut-outs" (low-priced items which have been deleted from a manufacturer's current catalog).

         Prerecorded Video Cassettes. The Company's stores offer for sale a varied selection of prerecorded VHS video cassettes and DVD (digital versatile discs). Titles are offered in all categories with an emphasis on music and movies.
         Accessories and Other Products. The Company's stores carry a variety of accessories such as blank video and audio cassette tapes, maintenance and cleaning products, home and portable storage cases, sheet music, posters, T-shirts, magazines, and other items.

         Tickets. To increase customer traffic, the Company offers tickets to entertainment events in many of its stores located in certain states including Pennsylvania, Ohio, Michigan, Wisconsin, Illinois, West Virginia, Kentucky, Rhode Island, Kansas, Iowa, North Carolina and South Carolina. The Company's ticket outlets provide customers with access to tickets offered by Ticketmaster as well as tickets to other local concerts and sporting events.

ADVERTISING

         The Company supports its retail sales through various vendor supported marketing and advertising programs. This support is realized in the form of price and position subsidies; store signage point of purchase displays and print and media broadcast. In addition, the Company exposes its customers to new artists through its "Sound Discoveries" program. "Sound Discoveries" features releases by new artists in pop and alternative formats and new releases by established artists in other genres.

         Passport, the Company's newly launched marketing program, allows a customer to earn points on every CD or tape purchase, which may be redeemed for a free CD or cassette of choice. The program combines the standard customer loyalty incentives of frequent buyer programs, with cross-promotional pricing and marketing opportunities for music manufacturers and other retail chains. Passport also provides for database marketing directly to consumers on a sophisticated, targeted basis. The Company believes that Passport has the potential to differentiate its stores from the competition, while creating incremental sales and increasing the average purchase per transaction.


CUSTOMER SERVICE

         Customer service continues to be a primary focus of every employee of the Company. The field supervisory team, corporate operations department and the human resources area remain a key focal point of the core operating responsibility of the Company's retail stores.

STORE EXPANSION STRATEGY

         The Company intends to add approximately 20-30 new stores during fiscal year 1999. Most of these stores will be of the Waves Music format. In addition the Company intends to convert existing store operations to the new Waves format where appropriate. The Company will continue to seek opportunities to improve the operations of under performing stores or to close those stores.

         The Company also expects to begin a strategic roll-out of its Music X store format. Three incremental mall based locations have been secured and are scheduled to be opened this year.

         The Company added 11 stores in fiscal 1998, and closed 10 stores, which were performing under the Company's expectations. During fiscal 1997, the Company opened 8 locations, and closed 12 stores.

INVENTORY MANAGEMENT

         The Company utilizes a proprietary interactive management information and point of sale system, FOCUS 1000. This combined system permits complete sales data and customer transactions to interact with the Company's purchasing, inventory control and accounting functions.

         Inventory Management System. FOCUS 1000 integrates the Company's purchasing, warehousing, distribution, pricing and sales information, enabling the Company to set the appropriate quantity and mix of products in each of its stores, turn over inventory more quickly, minimize returns to suppliers and limit out-of-stock situations. Individual store sale profiles are utilized to set overall purchase quantities and store-by-store allocations of new releases, current hits and catalog products. These parameters are periodically updated based on sales trends and demand patterns. In addition to utilizing FOCUS 1000, stock levels are also monitored by the Company's product distribution group to further assure appropriate store inventory levels. The system segments the Company's products into over twenty specific music categories and tracks sales in each store by category, so as to optimize sales/inventory ratios in each store.

         The Company expects to consummate its selection and begin its implementation of a new point of sale (POS) system this year. The adoption of this new software and equipment along with greatly enhanced data switching relay equipment will permit the two way transfer of significantly more information in less time and at a lower cost than our existing POS system.

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

         Loss Prevention. The Company experienced a significant decrease in its overall inventory shrinkage during fiscal 1998. Inventory shrinkage includes internal and external theft. In the first quarter of fiscal 1998, the Company instituted a comprehensive loss prevention program which included: increased cycle counts, more frequent store audits, more selective recruiting and training of store employees and the services of an external asset protection firm which have all proved successful with a 40% decrease in shrink from the prior year.

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


TRADEMARKS AND SERVICE MARKS

         The Company operates its stores under various names and service marks, including National Record Mart, NRM Music, Waves Music, Music Oasis, Vibes Music, Waves Music and Gifts, One Stop Entertainment, and Music X. The Company has obtained federal registrations of its trademarks and service marks for Waves Music, NRM Music, Oasis Music & Video and Music Oasis and has applied for registration of its service marks in Vibes Music, and Music X. The application for registration of the service mark Vibes Music has been opposed by two parties. These oppositions are currently pending before the Trademark trial and appeal board. In addition, the Company is currently maintaining an action against one of the opposers in the United States District Court for the Western District of Pennsylvania seeking a determination that no likelihood of confusion exists between the Company's Vibes Music service mark and the mark of that opposer. In April of 1998 the District Court for Western Pennsylvania ruled in favor of NRM's use of its Vibes Music name. The parties have reached an agreement on a settlement of the litigation and the oppositions to the registration of the Vibes Music service mark which permits the Company to use such mark without making any payments to any party. The settlement is subject to filing appropriate papers with the court. The trade names One Stop Entertainment was acquired through an acquisition in November 1993 and will eventually be changed to NRM Music.

PERSONNEL

         As of March 28, 1998, the Company employed 1,305 persons, 140 of whom worked at the Company's headquarters (including 14 part-time employees) or were area supervisors and 1,165 of whom worked at the Company's stores (including 821 part-time employees). The Company also adds part-time personnel during the Christmas season. In December 1997, the Company employed approximately 283 seasonal employees. None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

ITEM 2.           PROPERTIES

         Corporate Headquarters and Distribution Facility. The Company's headquarters and distribution center is located in Carnegie, Pennsylvania, a suburb of Pittsburgh. This leased facility consists of approximately 60,000 square feet of distribution and warehouse space and 10,000 square feet of office space on approximately 3.5 acres of land. Management believes that its distribution center can service up to 350 stores with a minimal increase in personnel and fixtures. The Company's lease expires on April 30, 2005 and provides for rental payments of an average of approximately $148,000 per year.

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

          1998                            17                  2002                              16
          1999                            23                  2003                              16
          2000                            14                  2004                               8
          2001                            21                  2005 and thereafter               33


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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

SUPPLEMENTARY ITEM.

IDENTIFICATION OF EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table sets forth certain information with respect to the executive officers of the Company as of June 18, 1998.

         Name                               Age                        Office with the Company
         ----                               ---                        -----------------------
         William A. Teitelbaum              47                         Chairman, CEO, President and
                                                                       Director
         Theresa Carlise                    39                         Senior Vice President, CFO,
                                                                       Treasurer, Secretary and Director
         George Balicky                     48                         Senior Vice President
                                                                       of Merchandising


         Name                               Age                        Office with the Company
         ----                               ---                        -----------------------
         Scott Bargerstock                  48                         Vice President of Business Development
         James Benedetti                    35                         Vice President of Information Systems
         John Grandoni                      48                         Vice President of Purchasing
         Charles Michael Stephenson         41                         Vice President of Marketing
         Steven Zimmerman                   42                         Vice President of Store Operations

William Teitelbaum has served as Chairman of the Company since 1986 and served as President since 1991. In January of 1997 Mr. Teitelbaum resigned as President while retaining the position of Chairman and Chief Executive Officer. In January of 1998, Mr. Teitelbaum resumed the position of President. He also served as Vice President and Treasurer from 1986 to 1991. From 1980 to 1985, he was a partner of Bear Stearns & Co. In addition, since 1985, Mr. Teitelbaum has been the sole shareholder and Chairman of Remsen Partners, Ltd., a New York investment firm.

Theresa Carlise joined the Company in July of 1986 as a financial systems consultant and subsequently became Controller of the Company in 1987. She served as Vice President of Finance of the Company from April 1990 to April 1993, when she became Senior Vice President, Chief Financial Officer and a Director of the Company. Since January of 1991, she has also served as Treasurer of the Company.

George Balicky is Senior Vice President of Merchandising. Mr. Balicky has served with the Company in various capacities since 1970, including Director of Advertising, Director of Store Operations and Vice President of Merchandising. He is a member of the Retailers Advisory Board of the National Association of Recording Merchandisers. He has been Vice President of Merchandising since 1985 and Senior Vice President since February of 1998.

Scott Bargerstock is Vice President of Business Development and has served the Company since 1971 in various positions including Store Manager, District Manager and Regional Manager. Mr. Bargerstock was promoted in February of 1998 to his current position.

James Benedetti is Vice President of Information Systems and has been with the Company for ten years as Manager and Director of Information Systems. In February of 1998 Mr. Benedetti was promoted to his current position.

John Grandoni is Vice President of Purchasing and has twenty-two years of specialty music retail experience in various positions. Prior to joining the Company in 1996 Mr. Grandoni was Vice President of Purchasing for Cavages, a music specialty retailer based in Buffalo, New York. In February of 1998 Mr. Grandoni was promoted to his current position.

Charles Michael Stephenson started his career at NRM with a music retail background of twenty years with Camelot Music in Canton, Ohio. In April of 1996 he joined NRM as Director of Marketing. In February of 1998, Mr. Stephenson became Vice President of Marketing for the Company.

Steven Zimmerman is Vice President of Store Operations and has been in the store operations area for over twenty years in various capacities at Camelot Music in Canton, Ohio. Mr. Zimmerman joined NRM in November of 1995 as Director of Store Operations and has been in the position of Vice President since February of this year.


         Officers are elected annually to serve until the ensuing year or until their successors are duly elected.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock is traded on the NASDAQ National Market System under the symbol NRMI. For common stock price information, see Note 10 of Notes to Consolidated Financial Statements.

         As of June 18, 1998, the approximate number of common stockholders of record was 96. The approximate number of total stockholders as of that date was 1,600.


DIVIDEND POLICY

         In conjunction with the Company's senior credit facility, the Company is prohibited from paying cash dividends on its common stock.

ITEM 6.           SELECTED FINANCIAL DATA


                           NATIONAL RECORD MART, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
        (IN THOUSANDS, EXCEPT PER SHARE DATA AND SELECTED OPERATING DATA)

                                                                       FISCAL YEAR ENDED (1)
                                                   ------------------------------------------------------------
                                                   March 28,     March 29,    March 30,   March 25,  March 26,
                                                     1998          1997       1996(1)(4)    1995     1994(2)(3)
                                                   ---------     --------     --------    ---------  ----------
STATEMENTS OF OPERATIONS DATA:
Net sales                                           $112,488    $ 99,439     $ 99,084     $ 95,697    $ 80,628
Gross profit                                          42,963      37,106       36,538       35,847      32,281
Selling, general and administrative expenses          36,859      34,385       34,542       30,589      25,279
Depreciation and amortization                          2,801       2,725        3,117        2,683       2,064
Impairment of assets write-down                         --          --          2,906         --          --
Interest expense, net                                  1,822       1,696        1,597        1,011         571
Other (income) expense, net                              104         (26)         446          450         175
Income (loss) before income tax expense (benefit)      1,378      (1,674)      (6,069)       1,115       4,192
Net income (loss)                                        893      (1,101)      (3,884)         712       2,490
Basic net income (loss) per share                   $    .18    ($   .23)    ($   .79)    $    .14    $    .49
Diluted net income (loss) per share                 $    .18    ($   .23)    ($   .79)    $    .14    $    .53
Weighted average number of shares outstanding          5,057       4,852        4,927        5,205       4,735

SELECTED OPERATING DATA:
Stores open at beginning of year                         147         151          141          118         100
Stores opened /acquired during year                       11           8           16           32          21
Stores closed /sold during year                           10          12            6            9           3
Stores open at end of year                               148         147          151          141         118
Comparable store net sales increase(decrease)(5)          13%       (0.4)%         (3)%          3%          5%

BALANCE SHEET DATA:
Working capital                                     $ 23,892    $ 23,964     $ 22,245     $ 25,017    $ 19,771
Total assets                                          52,540      55,020       52,924       53,824      45,809
Long-term debt, including current maturities          19,413      21,370       19,468       19,853      12,053
Stockholders' equity                                  16,958      16,066       17,178       21,173      20,574

(1) Each fiscal year consisted of 52 weeks except the fiscal year ended March 30, 1996, which consisted of 53 weeks. Each fiscal year is hereafter referred to by the year in which it ended, e.g., the fiscal year ended March 28,1998 is "fiscal 1998"

(2) The Company purchased a nine-store music chain in November 1993. The results of operations from the date of acquisition for these stores are included in the Consolidated Statements of Operations.

(3) A warrant to purchase 185,880 shares of common stock was canceled on June 11, 1993. Such shares were treated as outstanding for purposes of determining net income (loss) per share for all years prior to fiscal 1994.

(4) The Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," in fiscal 1996. In connection with this adoption, the Company wrote down $2,906,481 of assets, which increased its net loss by $1,860,148 or $0.38 per share for fiscal year ended March 30, 1996.

(5) A store is included in comparable store sales calculations at the beginning of its 13th full month of operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items in the Consolidated Statements of Operations as a percentage of net sales:

                                                               Fiscal Years
                                                     -----------------------------
                                                        1998       1997       1996
                                                     ---------- ---------  -------
Net sales                                              100.0%     100.0%      100.0%
Cost of sales                                           61.8       62.7       63.1
                                                     ---------- ---------  -------
  Gross profit                                          38.2       37.3       36.9
Selling, general and administrative expenses            32.7       34.6       34.9
Impairment of assets write-down                            -          -        2.9
Depreciation and amortization                            2.5        2.7        3.1
Interest expense, net                                    1.7        1.7        1.6
Other expense                                            0.1        0.0        0.5
                                                     ---------- ---------  -------
Income (loss) before income taxes expense (benefit)      1.2       (1.7)      (6.1)
Expense (benefit) income taxes                            .4       (0.6)      (2.2)
                                                     ---------- ---------  -------
  Net income (loss)                                       0.8%     (1.1)%     (3.9)%
                                                     ========== ========   ========


         Net Sales. Net sales increased during fiscal 1998 by $13.0 million or 13.1% compared to fiscal 1997. Factors that contributed to the increase in total sales are the increase in comparable store sales of 12.8% and the opening of 11 new stores and the closing of 10 under-performing stores. The increase in comparable store sales is due to several factors: a record number of new recording artists achieving gold (sales of 500,000 units) and platinum (sales of 1,000,000 units) sales status; strong new releases in all genres of music, bringing in a varied age group of consumers; and the initial effects of the Company's frequent buyer marketing program, "Passport".

         Net sales increased slightly during fiscal 1997 by 0.4% compared to fiscal 1996, due to a net reduction of four stores and one less week in fiscal 1997 compared to fiscal 1996. Comparable store sales decreased by 0.4% compared to fiscal 1996.

         Gross Profit. Gross profit expressed as a percentage of net sales, increased from 37.3% in fiscal 1997 to 38.2% or $5.8 million in fiscal 1998. The Company's inventory shrinkage decreased from 1.9% of sales or $1.9 million in fiscal 1997 to 1.0% of sales or $1.1 million in fiscal 1998. Management believes that the initiation of its comprehensive loss prevention program, which includes: increased cycle counts; more frequent store audits; more selective training and recruiting of store employees and the services of an external asset protection firm has proved successful in the Company's reduction of overall shrink. Gross profit is partially offset by the continuation in the shift from higher profit margin cassettes to CD's, which carry a lower profit margin. Gross profit increased from 36.9% in fiscal 1996 to 37.3% in fiscal 1997. This increase in margin is directly related to the Company's increase in purchase discounts and the increase in shelf pricing on CD's.

         Expenses. Selling, general and administrative expenses, (SG&A) expressed as a percentage of net sales decreased from 34.6% in fiscal 1997 to 32.7% in fiscal 1998. The Company's increase in sales is proportionately related to this reduction along with the continuation of reducing operating costs, while more effectively managing the Company's promotional advertising area. As a percentage of sales, SG&A decreased in fiscal 1997 to 34.6% from 34.9% in fiscal 1996.

         Depreciation and amortization increased slightly from $2.7 million in fiscal 1997 to $2.8 million in fiscal 1998 primarily due to the addition of 11 new stores. Depreciation and amortization decreased from $3.1 million in fiscal 1996 to $2.7 million in fiscal 1997 due to the March 1996 write-off of impaired and fully depreciated assets.

         Adoption of New Accounting Standards. During the fourth quarter of fiscal 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("Statement No. 121"), issued in March 1995. In March of 1996, in connection with the adoption of Statement No. 121 the Company wrote down $2,906,481 of property, which increased its net loss by $1,860,148 or $0.38 per share for the fiscal year ended March 30, 1996. This reduction of property value will reduce future depreciation by $0.05 per share through the year 2003 based upon a seven year average remaining useful life of the impaired property.

         Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for fiscal year ended March 28, 1998, establishes and simplifies standards for computing and presenting earnings per share ("EPS"). This statement has been retroactively applied to all years in this Form 10K.

         Interest Expense. Interest expense expressed as a percentage of net sales was 1.7% or $1.8 million for fiscal 1998 compared to 1.7% or $1.7 million for fiscal 1997. In fiscal 1997 interest expense was 1.7% expressed as a percentage of sales or $1.7 million as compared to 1.7% in fiscal 1996 or $1.6 million. The slight dollar increase from year to year resulted from the increase in borrowings related to the opening of 11 new store openings in fiscal 1998 and 8 new store openings in fiscal 1996.

         Income Taxes. The Company's effective tax rate in fiscal 1998 and 1997 was 35%.

         As of March 28, 1998, the Company had net deferred tax assets of $1,327,000. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. See Note 6 of Notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash generated by operations, trade credit, and amounts available under its credit facility. Net cash provided by operating activities was $3.8 million in fiscal 1998, $0.8 million in fiscal 1997 and $4.2 million in fiscal 1996. During fiscal 1998, the $3.8 million in cash provided by operating activities was primarily attributable to net income, plus depreciation and amortization and refundable income taxes of prior years, offset to some extent by a decrease in accounts payable. In fiscal 1997 and 1996, the Company's net cash provided by operating activities was primarily due to the effect of depreciation and amortization, increases in accounts payable, and, in 1996 the effect of the asset writedown.

         During fiscal 1998, 1997 and 1996, the Company used $2.5 million, $2.9 million and $3.6 million, respectively, to purchase property and equipment. The Company opened 11 new stores and closed 10 stores in fiscal 1998 compared to 8 new stores and 12 closed stores in fiscal 1997. The Company anticipates opening 20-30 stores in fiscal 1999. Management estimates that the capital cost of opening the new stores will be approximately $300,000 per store which will be funded through operating cash flow and the revolving credit facility, excluding inventory of approximately $300,000 per store which is obtained through trade credit.

         On February 17, 1998 the Company renewed its revolving line of credit from an institutional lender through June 10, 2003. Under the line, the Company is permitted to borrow up to $28 million, subject to a borrowing base calculation based upon inventory levels. Between the months of October 1 and December 31 an overadvance of $1.5 million is available to the Company in addition to its borrowing base calculation, not to exceed $28 million. Borrowings under the amended facility bear interest at a floating rate equal to the lender's base rate (8.25% at March 28, 1998 plus .25% or, at the Company's option, the 30-day LIBOR rate (5.6875% at March 28, 1998) plus 2.375%.

         As of March 28, 1998, the Company's outstanding credit balance on its revolver was $19.4 million. The Company's borrowing availability at March 28, 1998 was $3.7 million. The revolver balance and the Company's cash requirements peak in February when the Company's trade payables become due from the Christmas selling season.

         On April 16, 1998, the Company completed a private placement of $15,000,000 of senior subordinated notes to a group of institutional lenders. The notes carry an interest rate of 11.75% payable semi-annually and are due on April 16, 2001. In consideration of the placement the Company issued warrants to purchase 400,000 shares of common stock at $.01 per share, such warrants having an imputed value of $10.50 per share. The Company anticipates using the funds to expand its Waves Music store concept and other retail store growth, update its point of sale equipment and general working capital purposes.

         On February 23, 1994, the Board of Directors approved a program for the Company to purchase up to $1,000,000 in value of its common stock. Such purchases will be made from time to time in the marketplace at the Company's discretion. As of March 28, 1998, the Company had purchased 193,292 shares of its stock.

         Management believes that cash flows from operations, amounts available under the revolving credit facility and the subordinated debt facility will be sufficient to meet the Company's current liquidity and capital needs at least through fiscal 1999.

SEASONALITY

         The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third quarter of its fiscal year, which includes the Christmas selling season. Approximately 37% of the Company's net sales for fiscal 1998 were generated in the third quarter. (See Note 10 of Notes to the Consolidated Financial Statements for quarterly financial data.) Year-to-year comparisons of quarterly results and comparable store net sales can be affected by a variety of factors, including the success and timing of new releases by manufacturers, the timing and duration of the holiday selling seasons and the timing of new store openings and sales promotions.

EFFECT OF ECONOMIC PATTERNS AND INFLATION

         While the Company attempts to pass on increases in costs and expenses from operations, its ability to do so is limited by competitive factors. Although the Company's operations are affected by general economic trends, the Company does not believe that inflation has had a material effect on the results of its operations in the last three fiscal years.


YEAR 2000 COMPLIANCE

         The Company has initiated its assessment of Year 2000 issues and has determined that it will have to modify its current software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company expects to internally reprogram its software sometime during fiscal 1999 and does not expect to incur any material costs in doing so. The Company's expects to upgrade its current point of sale equipment at an estimated cost of $10,000 per store (currently the Company operates 154 stores). See "Business - - Inventory Management". The cost to upgrade the current point of sale equipment is expected to be capitalized in fiscal year 1999. The Company believes that with modifications to existing software and upgrading its point of sale equipment, year 2000 issues will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed on a timely basis, year 2000 issues could have a material impact on the operations of the Company.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and related notes are included in
Item 14 of this report. See Index to Consolidated Financial Statements contained in Item 14 herein.


ITEM 9. CHANGES OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                    PART III

ITEM 10. (A) AND (B)  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.              EXECUTIVE COMPENSATION

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by these items of Part III will be set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after March 28, 1998 under similar captions and is incorporated herein by reference, except that the information required with respect to the executive officers of the Company under Item 10 (b) is set forth immediately following Item 4.

                                     PART IV

ITEM 14.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM
                      8-K

(A)      DOCUMENTS FILED AS A PART OF THIS REPORT:

         (1)      CONSOLIDATED FINANCIAL STATEMENTS

                  See Index to Consolidated Financial Statements on Page 17.

         (2)      FINANCIAL STATEMENT SCHEDULES

                  None of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required.

         (3)      EXHIBITS

                  See Exhibit Index on page 31.

(B)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

(C)      EXHIBITS:

         See Exhibit Index on pages 31 through 32.

(D)      OTHER FINANCIAL STATEMENTS

         Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   NATIONAL RECORD MART, INC.


                                                   BY: /s/ William A. Teitelbaum
                                                      --------------------------
                                                           William A. Teitelbaum
                                                Chairman of the Board, President
                                                     and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Capacity                                    Date
---------                                   --------                                    ----
                                            Chairman of the Board, President
/s/ William A. Teitelbaum                   Chief Executive Officer and Director        June 26, 1998
---------------------------
William A. Teitelbaum

                                            Senior Vice President
                                            Chief FinancialOfficer,
                                            Chief Accounting Officer,
/s/ Theresa Carlise                         Treasurer, Secretary and Director           June 26, 1998
---------------------------
Theresa Carlise


/s/ Samuel S. Zacharias                     Director                                    June 26, 1998
---------------------------
Samuel S. Zacharias


/s/ Irwin B. Goldstein                      Director                                    June 26, 1998
---------------------------
Irwin B. Goldstein

                           NATIONAL RECORD MART, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                        Page
                                                                                        ----
Report of Independent Auditors                                                          18

Consolidated Statements of Operations for the fiscal years
ended March 28, 1998, March 29, 1997, and March 30, 1996                                19

Consolidated Balance Sheets as of March 28, 1998 and March 29, 1997                     20

Consolidated Statements of Cash Flows for the fiscal years
ended March 28, 1998, March 29, 1997, and March 30, 1996                                21

Consolidated Statements of Stockholders' Equity for the fiscal years
ended March 28, 1998, March 29, 1997, and March 30, 1996                                22

Notes to Consolidated Financial Statements                                              23

Report of Independent Auditors


To the Board of Directors and Stockholders of National Record Mart, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of National Record Mart, Inc. and subsidiary as of March 28, 1998 and March 29, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Record Mart, Inc. and subsidiary at March 28, 1998 and March 29, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 28, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, in the fourth quarter of fiscal 1996 the Company changed its method of accounting for long-lived assets.


                                                 ERNST & YOUNG LLP


Pittsburgh, Pennsylvania
June 5, 1998

                   NATIONAL RECORD MART, INC. and Subsidiary
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the years ended March 28, 1998, March 29, 1997 and March 30, 1996

                                                                      Years Ended
                                                     --------------------------------------------
                                                        March 28,      March 29,      March 30,
                                                          1998           1997           1996
                                                     -------------   -------------  -------------
Net sales                                            $ 112,488,429   $  99,438,863  $  99,084,459
Cost of sales                                           69,524,955      62,332,670     62,546,760
                                                     -------------   -------------  -------------
     Gross profit                                       42,963,474      37,106,193     36,537,699

Selling, general and administrative expenses            36,858,670      34,385,354     34,541,524
Depreciation and amortization                            2,801,248       2,725,030      3,116,547
Impairment of assets write-down                               -              -          2,906,481
Interest expense                                         1,859,661       1,730,893      1,631,208
Interest income                                            (37,935)        (34,656)       (34,274)
Other (income) expense                                     104,321         (26,450)       445,613
                                                     -------------   -------------  -------------
Total expenses                                          41,585,965      38,780,171     42,607,099
                                                     -------------   -------------  -------------

Income (loss) before income tax  expense (benefit)       1,377,509      (1,673,978)    (6,069,400)
Expense provision (benefit) for income taxes               484,861        (573,307)    (2,184,984)
                                                     -------------   -------------  -------------

      Net income (loss)                              $     892,648   $  (1,100,671) $  (3,884,416)
                                                     =============   =============  =============
Basic net income (loss) per share                    $        0.18   $       (0.23) $       (0.79)
Diluted net income (loss) per share                  $        0.18   $       (0.23) $       (0.79)

Basic weighted average common shares outstanding         4,844,624       4,851,694      4,927,425
Weighted average number of common shares and
common
 equivalent shares (warrants and options)
 outstanding                                             5,057,323       4,851,694      4,927,425





           See accompanying notes to consolidated financial statements

                    NATIONAL RECORD MART, INC. and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                     As of March 28, 1998 and March 29, 1997

                                                                             March 28,         March 29,
                                                                                1998             1997
                                                                             -----------       -----------
Assets
  Current assets:
    Cash and cash equivalents                                                $   384,304       $   834,889
    Merchandise inventory                                                     37,000,610        37,510,462
    Due from stockholder                                                         399,544           370,725
    Deferred income taxes                                                        343,000           263,000
    Refundable income taxes                                                       63,522         1,523,139
    Other current assets                                                       1,886,692         1,205,309
                                                                             -----------       -----------
  Total current assets                                                        40,077,672        41,707,524

  Property and equipment, at cost                                             25,108,592        23,037,427
  Accumulated depreciation and amortization                                  (15,006,851)      (12,803,745)
                                                                             -----------       -----------
  Property and equipment, net                                                 10,101,741        10,233,682

  Other assets:
    Deferred income taxes                                                        984,000         1,249,000
    Long-term investments                                                           -              262,884
    Intangibles                                                                1,001,845         1,098,984
    Other assets                                                                 374,810           468,205
                                                                             -----------       -----------
  Total other assets                                                           2,360,655         3,079,073
                                                                             -----------       -----------
    Total assets                                                             $52,540,068       $55,020,279
                                                                             ===========      ============

Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable                                                         $12,327,619       $14,535,131
    Other liabilities and accrued expenses                                     3,659,547         3,049,032
    Current maturities of long-term debt                                          17,127           159,301
    Income taxes payable                                                         181,782             -
                                                                             -----------       -----------
  Total current liabilities                                                   16,186,075        17,743,464

  Long-term debt:
  Notes payable                                                                   12,301            34,803
  Revolving credit facility                                                   19,383,236        21,176,204
                                                                             -----------       -----------
  Total long-term debt                                                        19,395,537        21,211,007

  Commitments and contingencies

  Stockholders' equity:
  Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued         -                -
  Common Stock, $.01 par value, 9,000,000 shares authorized,
   5,037,916 shares issued, and 4,844,624 shares outstanding
   at March 28, 1998 and March 29, 1997                                           50,379            50,379
  Additional paid-in capital                                                  14,057,288        14,057,288
  Retained earnings                                                            3,281,773         2,389,125
                                                                             -----------       -----------
                                                                              17,389,440        16,496,792
  Less Treasury Stock, 193,292 shares at
    March 28, 1998 and March 29, 1997                                           (430,984)         (430,984)
                                                                             -----------       -----------
  Total stockholders' equity                                                  16,958,456       16,065,808
                                                                             -----------       -----------
    Total liabilities and stockholders' equity                               $52,540,068      $55,020,279
                                                                             ===========      ============


          See accompanying notes to consolidated financial statements

                    NATIONAL RECORD MART, INC. and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the years ended March 28, 1998, March 29, 1997 and March 30, 1996


                                                                               Years Ended
                                                              March 28,         March 29,      March 30,
                                                                1998              1997           1996
                                                           -------------    ------------    ------------
Cash flows from operating activities
Net income (loss)                                          $    892,648     $ (1,100,671)   $ (3,884,416)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
    Depreciation and amortization                             2,801,248        2,725,030       3,116,547
    Impairment of assets write-down                              -                -            2,906,481
    Other                                                        -              (221,900)        158,947
    Loss from sale of property and equipment                    185,475          116,269          25,777
    Deferred income taxes                                       185,000          546,000      (1,078,000)
Changes in operating assets and liabilities:
    Merchandise inventory                                       466,564       (2,157,839)       (678,225)
    Other assets                                               (721,147)        (363,945)        151,264
    Refundable income taxes                                   1,459,617           -               -
    Accounts payable                                         (2,207,512)       1,139,728       3,242,626
    Other liabilities and accrued expenses                      565,470          166,110         223,102
    Income taxes payable                                        181,782           -               -
                                                           -------------    ------------    ------------
    Net cash provided by operating activities                 3,809,145          848,782       4,184,103

Cash flows from investing activities
Purchase of property and equipment                           (2,508,714)      (2,942,008)     (3,583,214)
Amounts (loaned to) received from stockholders                  (28,819)          17,346        ( 96,441)
Other long-term investments                                     235,447          172,669         219,233
                                                           -------------    ------------    ------------
    Net cash used in investing activities                    (2,302,086)      (2,751,993)     (3,460,422)

Cash flows from financing activities
Payments on debt                                           (130,704,676)    (115,442,498)   (113,891,190)
Borrowings on revolving line of credit                      128,747,032      117,620,261     113,505,662
Purchases of Treasury Stock                                      -                -             (185,279)
                                                           -------------    ------------    ------------
   Net cash (used in) provided by  financing activities       (1,957,644)      2,177,763        (570,807)
                                                           -------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents           (450,585)         274,552         152,874
Cash and cash equivalents, beginning of year                    834,889          560,337         407,463
                                                           -------------    ------------    ------------
Cash and cash equivalents, end of year                     $    384,304     $    834,889   $     560,337
                                                           =============    ============   =============

           See accompanying notes to consolidated financial statements

                    NATIONAL RECORD MART, INC. and Subsidiary
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      For the years ended March 28, 1998, March 29, 1997 and March 30, 1996


                                                          Additional                                         Total
                                       Common Stock         Paid-in      Retained       Treasury Stock   Stockholders'
                                    Shares      Amount      Capital      Earnings  Shares       Amount      Equity
                                  ---------     -------   -----------  ----------  -------  -----------   -----------
Balance at March 25, 1995         5,037,916     $50,379   $13,930,188  $7,374,212   44,100  $  (181,363)  $21,173,416
  Net loss                           -           -             -       (3,884,416)                         (3,884,416)
  Purchases of Treasury Stock        -           -             -           -       122,100     (185,279)     (185,279)
 Compensatory stock options          -           -             74,000      -        -            -             74,000
                                  ---------     -------   -----------  ----------  -------  -----------   -----------

Balance at March 30, 1996         5,037,916      50,379    14,004,188   3,489,796  166,200     (366,642)   17,177,721
  Net loss                                                             (1,100,671)  -            -         (1,100,671)
  Shares obtained in exchange
      for notes receivable           -           -             -                    27,092      (64,342)      (64,342)
  Compensatory stock options         -           -             53,100       -       -            -             53,100
                                  ---------     -------   -----------  ----------  -------  -----------   -----------

Balance at March 29, 1997         5,037,916      50,379    14,057,288   2,389,125  193,292     (430,984)   16,065,808
  Net income                         -           -             -          892,648   -            -            892,648
                                  ---------     -------   -----------  ----------  -------  -----------   -----------

Balance at March 28, 1998         5,037,916     $50,379   $14,057,288  $3,281,773  193,292  $  (430,984)  $16,958,456
                                  =========     =======   ===========  ==========  =======  ===========   ===========


           See accompanying notes to consolidated financial statements

                    NATIONAL RECORD MART, INC. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

National Record Mart, Inc. (the "Company") is a specialty retailer of home entertainment products, including compact discs, audio and video cassettes, and related accessories. As of March 28, 1998, the Company operated 148 stores in 27 states primarily in the eastern part of the United States and operates under five distinct store concepts, National Record Mart or NRM Music, Waves Music, Vibes Music, Music Oasis and Music X, each of which targets a different customer base. The Company's fiscal year is the 52 or 53 weeks ending on the Saturday in March closest to March 31. Fiscal years 1998, 1997 and 1996 ended on March 28 (52 weeks), March 29 (52 weeks) and March 30 (53 weeks), respectively.

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

            March 28,                                            March 29,
              Assets                        Asset Lives            1998             1997
              ------                        -----------       -------------     -------------
         Leasehold improvements               8 years         $  10,638,275     $  10,106,215
         Fixtures and equipment               7 years            14,398,598        12,859,493
         Vehicles                             5 years                71,719            71,719
                                                              -------------     -------------
                  Total                                          25,108,592        23,037,427
         Less accumulated depreciation                          (15,006,851)      (12,803,745)
                                                              -------------     -------------
                  Property and equipment, net                 $  10,101,741     $  10,233,682
                                                              =============     =============

Depreciation expense for the years ended March 28, 1998, March 29, 1997 and March 30, 1996 was approximately $2,562,000, $2,487,000 and $2,878,000, respectively.

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

INVESTMENTS

Investments include equity securities carried at cost, which approximates market. These securities are held primarily for their dividend yield and represent less than a 20% investment in the invested companies. Securities which the Company intends to hold for a limited period are classified as short-term investments. Securities intended to be held for periods in excess of one year are classified as long-term investments. In the fiscal year ended March 28, 1998, the Company had a gain of $21,168 on the sale of the securities. For fiscal year ended March 29, 1997, no unrealized gains or losses were recorded by the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheets for the Company's financial instruments approximates its fair value.

STORE OPENING COSTS

The expenses associated with the opening of new stores are charged to expense as incurred.

ADVERTISING COSTS

Advertising and sales promotional programs are charged to expense during the period in which they are incurred. Total advertising and sales promotional expenses for the fiscal years ended March 28, 1998, March 29, 1997 and March 30, 1996 were $1,900,000, $2,011,000, and $2,466,000, respectively.

STOCK OPTION PLANS

In October 1995, the Financial Accounting standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock based employee compensation plans. The statement defines a fair value based method of accounting for an employee stock option, but allows companies to continue to measure compensation costs for such plans using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Beginning in 1996, companies electing to follow APB 25 must provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company plans to continue accounting for its stock-based employee compensation plan under APB 25. See pro forma disclosures required under FASB Statement No. 123 in Note 5.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

EARNINGS PER SHARE

In February 1997, The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which was effective for the Company for fiscal 1998. Accordingly, the Company adopted the statement for fiscal 1998, (FASB 128). Earnings per share amounts for all periods have been restated to give effect to the application of FASB 128. The effect of the restatement on earnings per share for the restated periods is immaterial.

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                         March 28,           March 29,         March 30,
                                                            1998               1997              1996
                                                        ----------         -----------       -----------
Weighted average common shares outstanding               4,844,624           4,851,694         4,927,425
Dilutive common stock equivalents                          442,429               -                 -
Treasury stock assumed to be repurchased using
   proceeds from options and warrants                     (229,730)              -                 -
                                                        ----------         -----------       -----------

Weighted average common shares and equivalents
   outstanding                                           5,057,323            4,851,694        4,927,425
                                                        ==========         ============      ===========
Net Income (Loss)                                       $  892,648         $ (1,100,671)     $(3,884,416)
                                                        ==========         ============      ===========


2.IMPAIRMENT OF ASSETS WRITE-DOWN

In accordance with FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of ", management evaluates the ongoing value of leasehold improvements and store fixtures associated with retail stores which have been open for longer than one year. Based on these evaluations, the Company determined that no assets were impaired during the year ended March 28, 1998 and March 29, 1997, and assets with a net carrying amount of $2,906,481 were impaired and written off in the fourth quarter of the year ended March 30, 1996. Fair value was based on management's estimate of potential future benefits of such assets.

3.REVOLVING CREDIT FACILITY AND TERM DEBT

Long-term debt consisted of the following as of:

                                                               March 28,        March 29,
                                                                1998              1997
                                                            -------------    -------------
       REVOLVING CREDIT FACILITY -- Bears interest at
       the bank's base rate (8.5% at March 28, 1998)
       plus .25% or the 30-day LIBOR rate (5.6875% at
       March 28, 1998) plus 2.375%.  Secured by
       substantially all of the assets of the Company.      $  19,383,236    $  21,176,204

       CAPITAL LEASE OBLIGATIONS -- Bears interest at
       a rate of  9.00%.  Secured by the leased assets.
       Principal and interest due in equal monthly
       amounts through March 2000.                                 29,428          106,393

       Other                                                       -                87,711
                                                            -------------    -------------
                                                               19,412,664       21,370,308
       Less current maturities                                     17,127          159,301
                                                            -------------    -------------
       Long-term debt                                       $  19,395,537    $  21,211,007
                                                            =============    =============


The Company has a revolving credit facility (the "Revolver") which expires on June 10, 2003. The maximum borrowings under the Revolver are $28,000,000 and are based upon eligible inventory levels as defined therein. During the months of October through December 31 of each year, an overadvance is available in addition to the borrowing base as calculated by levels of inventory in the amount of $1.5 million. In any event the total borrowings under this facility shall not exceed the limit of $28 million. The Company is required to pay a monthly commitment fee of .25% per annum on the unused portion of the Revolver and a monthly collateral monitoring fee of $2,750.

The Revolver also contains various financial and other covenants that place restrictions or limitations on the Company and its subsidiaries, the more restrictive of which include: (i) maintenance of a number of financial ratios, as defined, (ii) a restriction on dividends, and (iii) limitation on capital expenditures.

Future scheduled maturities of long-term debt are as follows:

                               Year Ended
                                  March
                              ---------------
                                  1998             $      17,127
                                  1999                    12,301
                                  Thereafter          19,383,236
                                                   -------------
                                  Total            $  19,412,664
                                                   =============

Interest payments of $1,860,000, $1,731,000, and $1,631,000 were made during the fiscal years ended March 28, 1998, March 29, 1997 and March 30, 1996, respectively.

4.EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a qualified, noncontributory profit sharing plan for eligible employees. Contributions to the plan, as determined by the Board of Directors, are discretionary but generally may not exceed 15% of the defined annual compensation paid to all participating employees. No contributions were made to the plan for any of the years presented.

401(k) Plan. During fiscal 1996, the Company adopted a 401(k) plan for eligible employees. Employees who have attained age 21 and are paid for 1,000 or more hours of service within the twelve months from the date hired are eligible to participate. Under provisions of the plan, participants may contribute up to 15% of their eligible compensation to the plan. These contributions are made through payroll deductions and are partially matched by the Company. Contributions made by the Company to its 401(k) plan were $50,000, $49,000 and $33,000 for the years ended March 28, 1998, March 29, 1997 and March 30, 1996, respectively.

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

On May 10, 1993, the Company's Board of Directors approved the issuance to Mr. William A. Teitelbaum, the President of the Company, of options to purchase a total of 200,000 shares of common stock at an exercise price of $.10 per share. Effective December 18, 1996, Mr. William A. Teitelbaum cancelled his right to purchase such options. Included in the Consolidated

Statements of Operations for the years ended March 28, 1998, March 29, 1997 and March 30, 1996 is compensation expense of approximately $0, $53,000, and $74,000, respectively, related to the cancelled options.

On June 30, 1997, the Company's Board of Directors approved the 1997 Non-Employee Directors Stock Option Plan. The 1997 Directors' Plan provides for the grant of 25,000 shares to all independent members of the board who are not employees. The options are vested as of grant date and are exercisable over a ten year period from the date of grant at an exercise price of $2.50.

The Company's Board of Directors approved on July 1, 1997 the issuance of 200,000 shares of the Company's common stock to William A. Teitelbaum. The options vest over twenty years and are exercisable at $0.10, with an expiration date of July 1, 2024. The options have a vesting event to automatically vest in full upon termination, death, merger, acquisition or liquidation.

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for year ending March 28, 1998: risk-free interest rate of 6.38%; no dividend yield; volatility factors of the expected market price of the Company's common stock of .805; and weighted-average expected life of the option of five years. For the year ending March 29, 1997: risk-free interest rate of 6.53%; no dividend yield; volatility factors of the expected market price of the Company's common stock of .784; and weighted average expected life of the option of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                                                   March 28,           March 28,
                                                                                       1998                1997
                                                                                ---------------    ------------------
Pro forma net income (loss)                                                     $ 845,579          $     (1,100,671)

Pro forma net income (loss) per share:                                          $    0.17          $          (0.23)
  Primary
  Fully diluted                                                                 $    0.17          $          (0.23)

Stock options granted prior to March 26, 1995 are specifically excluded from the determination of pro forma net income.

A summary of the Company's stock option activity follows:

                               March 28, 1998              March 29, 1997            March 30, 1996
                           ------------------------   -------------------------  ------------------------
                                        Weighted                    Weighted                  Weighted
                                         Average                    Average                    Average
                                        Exercise                    Exercise                  Exercise
                             Options      Price         Options      Price         Options      Price
                           ------------------------   -------------------------  ------------------------

Outstanding -
  beginning of year            268,500       $2.72        240,500        $0.75       249,700       $1.57

Granted                        235,900       $0.47        228,500        $2.50                     $2.50
                                                                                      29,000

Exercised                           -           -              -            -             -           -


Cancelled                      (1,100)       $2.50      (200,500)        $0.11      (38,200)       $7.50
                           ------------------------   -------------------------  ------------------------

Outstanding -
  end of year                  503,300       $1.63        268,500        $2.72       240,500       $0.75
                           ========================   =========================  ========================


Exercisable - end of year      121,903       $2.81         58,400        $3.46        37,987       $1.50
                           ========================   =========================  ========================

6.       INCOME TAXES

The provision (benefit) for income taxes, as shown in the accompanying Consolidated Statements of Operations, includes the following components:

                                                March 28,          March 29,       March 30,
                                                   1998              1997             1996
         Current provision:
              Federal                          $     294,741    $   (1,068,980)  $  (1,054,984)
              State                                    5,120           (50,327)        (52,000)
                                               -------------    --------------   -------------
                                                     299,861        (1,119,307)     (1,106,984)
         Deferred                                    185,000           546,000      (1,078,000)
                                               -------------    --------------   -------------
         Total provision (benefit) for income
         taxes                                 $     484,861     $    (573,307)  $  (2,184,984)
                                               =============     =============   =============

A reconciliation of the Company's effective income tax rate with the federal statutory rate is as follows:

                                                      March 28,     March 29,     March 30,
                                                        1998          1997          1996
                                                      -------       --------      ---------
         Federal statutory rate                          34%           34%           34%
         State income taxes, net of federal tax
         benefit                                          1             -             3
         Nontaxable amounts                               -             1            (1)
                                                      -------       --------      ---------

                Effective income tax rate                35%           35%           36%
                                                      =======       ========      =========


Tax (refunds) payments of approximately $(1,324,000), $(1,019,000), and $205,000 were made/(received) during the fiscal years ended March 28, 1998, March 29, 1997 and March 30, 1996, respectively.

Significant components of the Company's deferred tax assets and liabilities as of March 28, 1998 and March 29, 1997 are as follows:

                                                                     March 28,     March 29,
                                                                        1998         1997
                                                                     ----------   -----------
         Deferred tax assets:
              Excess tax basis in property and equipment             $1,093,000   $ 1,269,000
              Excess tax basis in inventory                             247,000       240,000
              Other                                                     388,000       319,000
                                                                     ----------   -----------
                                                                      1,727,000     1,828,000
         Deferred tax liabilities:
              Excess book basis in other current assets                (401,000)      316,000
                                                                     ----------   -----------
         Net deferred tax assets                                     $1,328,000   $ 1,512,000
                                                                     ==========   ===========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the amount of current and projected taxable income, management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.


7.COMMITMENTS AND CONTINGENCIES

The Company leases its retail stores and distribution center under operating leases. The lease agreements, including renewal options, expire on various dates through 2007. Most leases provide for additional contingent rents based on a percentage of sales and increases in real estate taxes. Future minimum annual lease payments under noncancellable lease agreements in excess of one year at March 28, 1998 are as follows:

                  1999                                      $  11,927,710
                  2000                                          9,546,242
                  2001                                          8,530,548
                  2002                                          7,149,869
                  Thereafter                                   19,910,728
                                                            -------------
                  Total future minimum lease payments       $  57,065,097
                                                            =============

Rent expense for the years ended March 28, 1998, March 29, 1997 and March 30, 1996 was $10,981,000, $10,699,000 and $10,410,000 respectively, including contingent rentals of $161,000, $144,000 and $157,000, respectively.

8.CONCENTRATION OF BUSINESS RISKS

The company purchases inventory for its stores from approximately 500 suppliers, with approximately 74% of purchases being made from six suppliers. In the past the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. However, a loss of a major supplier could cause a possible loss of sales, which would have an adverse effect on operating results and result in a decrease in vendor support for the Company's advertising programs.

9.   SUBSEQUENT EVENT

On April 16, 1998, the Company secured a private placement of $15,000,000 in senior subordinated notes. The notes carry an interest rate of 11.75% payable semi-annually and expire April 16, 2001. In consideration of the placement the Company issued 400,000 common stock warrants with an exercise price of $0.01. These warrants, if issued prior to March 28, 1998, would have reduced diluted earnings per share by $0.01.

10.QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                                                                Basic     Diluted
                                                                      Net     Net (Loss)  Net (Loss)       Common Stock
                                                           Gross    Income     Income     Income               Price
                                             Sales        Profit    (Loss)    per share  per Share      High         Low
                                             -----        ------    ------    ---------  ---------      ----         ---

1998:
First                                       $ 21,013   $  8,038   $   (908)   $  (0.19)  $  (0.19)    $    1.56  $    1.250
Second                                        23,691      8,967       (791)      (0.16)     (0.16)         4.62       2.688
Third                                         41,706     15,394      2,884        0.60       0.56          4.50       3.500
Fourth                                        26,078     10,564       (292)      (0.06)     (0.06)         6.50       5.500
                                            --------   --------   --------    --------   --------
  Total                                     $112,488   $ 42,963   $    893    $   0.18*  $  (0.18)*

1997:
First                                       $ 20,142   $  7,750   $ (1,276)   $  (0.26)  $  (0.26)    $    2.37  $    1.313
Second                                        21,023      8,082     (1,086)      (0.22)     (0.22)         1.87       1.500
Third                                         35,959     13,357      2,461        0.51       0.49          1.50       1.250
Fourth                                        22,315      7,917     (1,200)      (0.24)     (0.24)         1.75       1.250
                                            --------   --------   --------    --------   --------
  Total                                     $ 99,439   $ 37,106   $ (1,101)   $  (0.23)* $  (0.23)

*  data rounded in quarterly calculations

                                                    INDEX TO EXHIBITS

     The following documents are filed as part of this 10K for the year ended March 28, 1998

     Exhibit No.  Description
     -----------  -----------

       3.1 Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
       3.2 Amended and Restated By-Laws of the Company, filed as Exhibit 3.4 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
       3.3 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended March 25, 1995 and incorporated by reference herein
       4.1 Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed as Exhibit 10.16 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
       4.2 Amendment, dated January 12, 1995, between the Company and Barclays Business Credit, Inc., to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed herewith
       4.3 Amendment, dated September 8, 1995, between the Company and Shawmut Capital Corporation, successor to Barclays Credit, Inc., to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed herewith
       4.4 Amendment, dated July 19, 1996, between the Company and Fleet Capital Corporation, successor to Shawmut Capital Corporation, to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed herewith
       4.5 Amendment, dated October 17, 1996, between the Company and Fleet Capital Corporation, to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1997 and incorporated by reference herein
       4.6 Amendment, dated June 25, 1997, between the Company and Fleet Capital Corporation, to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed herewith
       4.7 Amendment, dated February 17, 1998, between the Company and Fleet Capital Corporation, to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed herewith
       4.8 Amendment, dated April , 1998, between the Company and Fleet Capital Corporation, to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed herewith
       4.9 Senior Subordinated Secured Note Purchase Agreement, dated as of April 16, 1998, among the Company, the Guarantors from time to time party thereto, the Purchasers from time to time party thereto, and Robert Fleming, Inc., as Agent, filed herewith
       4.10 Senior Subordinated Note Purchase Agreement, dated as of April 16, 1998, among the Company, the Guarantors from time to time party thereto, the Purchasers from time to time party thereto, and Robert Fleming, Inc., as Agent, filed herewith
       4.11 Issuer Security and Pledge Agreement, dated as of April 16, 1998, between the Company and Robert Fleming, Inc., as Agent, filed herewith
       4.12 Guarantor Security and Pledge Agreement, dated as of April 16, 1998, between NRM Investments, Inc. and Robert Fleming, Inc., as Agent, filed herewith
       4.13 Trademark Collateral Security Agreement, dated as of April 16, 1998, between the Company and Robert Fleming, Inc., as Agent, filed herewith
       4.14 Subordination Agreement, dated as of April 16, 1998, between Robert Fleming, Inc., as Agent, and Fleet Capital Corporation, acknowledged by the Company and NRM Investments, Inc., filed herewith
       4.15 Junior Subordination Agreement, dated as of April 16, 1998, between Robert Fleming, Inc., as Agent, and Fleet Capital Corporation, acknowledged by the Company and NRM Investments, Inc., filed herewith

     Exhibit No.  Description
     -----------  -----------

       4.16 Collateral Sharing and Agency Agreement, dated as of April 16, 1998, among the Company, NRM Investments, Inc., Robert Fleming, Inc., as Agent, and Fleet Capital Corporation, for itself and as Collateral Agent, filed herewith
       10.1 Sublease dated July 1, 1992 between the Company and General Motors Corporation, filed as Exhibit 10.12 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
       10.2 Employment Agreement dated April 1, 1993 between the Company and William A. Teitelbaum, filed as Exhibit 10.11 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
       10.3 Stock Option Agreement dated June 10, 1996 between the Company and William A. Teitelbaum, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1996 and incorporated by reference herein
       10.4 Stock Option Agreement dated July 1, 1997 between the Company and William A. Teitelbaum, filed herewith
       10.5 Registration Rights Agreement dated July 1, 1997 between the Company and William A. Teitelbaum, filed herewith
       10.6 Employment Agreement dated as of January 1, 1996 between the Company and Theresa Carlise, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1996 and incorporated by reference herein
       10.7   National Record Mart, Inc. 1993 Stock Option Plan, filed as
              Exhibit 10.14 to the Compan's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
       10.8 National Record Mart, Inc. Non-Employee Director Stock Option Plan, filed as Exhibit 10.15 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
       10.9 National Record Mart, Inc. 1997 Non-Employee Director Stock Option Plan, filed herewith
       10.10 Warrant Agreement, dated as of April 16, 1998, between the Company, Robert Fleming, Inc. and Seneca Capital, L.P., filed herewith
       10.11 Registration Rights Agreement, dated as of April 16, 1998, between the Company and the holders of registrable securities referred to therein, filed herewith
       10.12 Tag Along Agreement, dated as of April 16, 1998, between the Company, Seneca Capital, L.P., Robert Fleming, Inc. and certain holders of shares of common stock of the Company, filed herewith