Form 10-Q
period 1998-06-27
NATIONAL RECORD MART INC /DE/
filed 1998-08-11
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

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
Yes  X   No
   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                          COMMON STOCK, $.01 PAR VALUE,
               4,844,624 SHARES OUTSTANDING AS OF AUGUST 11, 1998

                            EXHIBIT INDEX ON PAGE 10.
                       THIS DOCUMENT CONSISTS OF 11 PAGES.


                           NATIONAL RECORD MART, INC.

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

                 Balance Sheets:  June 27, 1998 (unaudited) and March 28, 1998                         3

                 Statements of Operations:  Thirteen Weeks Ended June 27, 1998
                 and June 28, 1997 (unaudited)                                                         4

                 Statements of Cash Flows:  Thirteen Weeks Ended June 27, 1998
                 and June 28, 1997 (unaudited)                                                         5

                 Notes to Consolidated Financial Statements (unaudited)                              6-7

   Item 2.  Management's  Discussion and Analysis of Financial Condition and
            Results of Operations                                                                    7-9

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                                          10

             Signature                                                                                10


                           NATIONAL RECORD MART, INC.


                                      (2)

                           CONSOLIDATED BALANCE SHEETS

                                                                                June 27,        March 28,
                                                                                  1998            1998
                                                                               -----------     -----------
Assets                                                                        (unaudited)
   Current assets:
     Cash and cash equivalents                                                 $   609,982     $   384,304
     Merchandise inventory                                                      40,757,743      37,000,610
     Due from stockholder                                                          417,385         399,544
     Deferred income taxes                                                         343,000         343,000
     Refundable income taxes                                                        63,419          63,522
     Other current assets                                                        3,812,301       1,886,692
                                                                               -----------     -----------
     Total current assets                                                       46,003,830      40,077,672

   Property and equipment, at cost                                              27,220,820      25,108,592
   Accumulated depreciation and amortization                                   (15,576,125)    (15,006,851)
                                                                               -----------     -----------
   Property and equipment, net                                                  11,644,695      10,101,741
   Other assets:
     Deferred income taxes                                                         984,000         984,000
     Intangibles, net                                                            1,591,944       1,001,845
     Other                                                                         383,987         374,810
                                                                               -----------     -----------
     Total other assets                                                          2,959,931       2,360,655
                                                                               -----------     -----------
           Total assets                                                        $60,608,456     $52,540,068
                                                                               ===========     ===========

Liabilities and stockholders' equity
     Current liabilities:
     Accounts payable                                                          $17,010,885     $12,327,619
     Other liabilities and accrued expenses                                      3,485,775       3,659,547
     Current maturities of long-term debt                                          135,507          17,127
     Income Taxes payable                                                                -         181,782
                                                                               -----------     -----------
   Total current liabilities                                                    20,632,167      16,186,075
   Long-term debt:
     Notes payable                                                                   7,774          12,301
     Notes payable - subordinated                                               13,511,366               -
     Revolving credit facility                                                   9,116,748      19,383,236
                                                                               -----------     -----------
     Total long-term debt                                                       22,635,888      19,395,537
   Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued           -               -
     Common stock, $.01 par value, 9,000,000 shares authorized, 5,037,916 shares issued at June 27, 1998 and  March 28, 1998, 4,844,624 outstanding
           at June 27, 1998, and March 28, 1998                                     50,379          50,379
     Warrants to Purchase Common Stock                                           1,600,000               -
     Additional paid-in capital                                                 14,057,288      14,057,288
     Retained earnings                                                           2,063,718       3,281,773
                                                                               -----------     -----------
                                                                                17,771,385      17,389,440
     Less treasury stock, 193,292 shares                                          (430,984)       (430,984)
                                                                               -----------     -----------
     Total stockholders' equity                                                 17,340,401      16,958,456
                                                                               -----------     -----------
           Total liabilities and stockholders' equity                          $60,608,456     $52,540,068
                                                                               ===========     ===========

           See accompanying notes to consolidated financial statements


                                      (3)

                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                   Thirteen        Thirteen
                                                                                  Weeks Ended     Weeks Ended
                                                                                   June 27,         June 28,
                                                                                     1998             1997
                                                                                  -----------    -----------
   Net sales                                                                      $24,435,235    $21,012,948
   Cost of sales                                                                   15,020,462     12,975,337
                                                                                  -----------    -----------
     Gross profit                                                                   9,414,773      8,037,611
   Selling, general and administrative expenses                                     9,775,673      8,434,864
   Depreciation and amortization                                                      813,545        711,054
   Interest expense                                                                   701,751        461,175
   Interest income                                                                   (11,311)        (9,280)
   Other expense (income)                                                              38,295      (141,740)
                                                                                  -----------    -----------
     Total expenses                                                                11,317,953      9,456,073
                                                                                  -----------    -----------

   Net loss before income taxes                                                    (1,903,180)    (1,418,462)
   Income tax benefit                                                                 685,125        510,647
                                                                                  -----------    -----------
   Net loss                                                                       $(1,218,055)   $  (907,815)
                                                                                  ===========    ===========
   Basic net loss per share                                                       $      (.25)   $      (.19)
                                                                                  ===========    ===========
   Diluted net loss per share                                                     $      (.25)   $      (.19)
                                                                                  ===========    ===========

Weighted average number of common shares
     and common equivalent shares
     outstanding                                                                    4,844,624      4,844,624
                                                                                  ===========    ===========




           See accompanying notes to consolidated financial statements


                                      (4)

                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Thirteen        Thirteen
                                                                        Weeks Ended     Weeks Ended
                                                                         June 27,         June 28,
                                                                           1998             1997
                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $ (1,218,055)    $   (907,815)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                          813,545          711,055
     Accretion of notes payable for value assigned to warrants              111,366                -
     Other                                                                    7,733            5,611
Changes in operating assets and liabilities:
     Merchandise inventory                                               (3,757,133)      (2,723,310)
     Other assets                                                        (2,578,497)          15,327
     Accounts payable                                                     4,683,266        2,822,319
     Other liabilities and accrued expenses                                (357,945)        (937,448)
                                                                       ------------     ------------
           Net cash used in operating activities                         (2,295,720)      (1,014,261)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                       (2,308,126)        (478,166)
Other long term assets                                                          -            (15,148)
Amounts loaned to stockholders                                              (17,841)         (16,156)
                                                                       ------------     ------------
           Net cash used in investing activities                         (2,325,967)        (509,470)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                                        (44,359,139)     (25,378,623)
Borrowings on revolving line of credit                                   49,206,504       26,496,005
                                                                       ------------     ------------
           Net cash provided by financing activities                      4,847,365        1,117,382
                                                                       ------------     ------------

Net increase (decrease) in cash and cash equivalents                        225,678         (406,349)
Cash and cash equivalents, beginning of period                              384,304          834,889
                                                                       ------------     ------------
Cash and cash equivalents, end of period                               $    609,982     $    428,540
                                                                       ============     ============



           See accompanying notes to consolidated financial statements


                                      (5)

                           NATIONAL RECORD MART, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of National Record Mart, Inc. (the "Company") and subsidiary are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods. All adjustments made for the first quarter ended June 27, 1998 were of a normal recurring nature. The results of operations for the first quarter ended June 27, 1998 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending March 27, 1999. Additional information is contained in the Company's audited consolidated financial statements for the year ended March 28, 1998, included in the Company's Form 10K and should be read in conjunction with this quarterly report.

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

NOTE 3 - INCOME TAXES

The Company provides for income taxes in interim periods on an estimated basis. For the first quarter ended June 27, 1998 and June 28, 1997, the effective income tax rate is 36%.

NOTE 4 - REVOLVING CREDIT FACILITY

The Company has a revolving credit facility (the "Revolver") which expires on June 10, 2003. The maximum borrowings under the Revolver are $28,000,000 and are based upon eligible inventory levels as defined therein. During the months of October through December 31 of each year, an overadvance in the amount of $1.5 million is available in addition to the borrowing base as calculated by levels of inventory. The total borrowings under this facility shall not exceed the limit of $28 million. The interest rate is the bank's borrowing rate (8.50% at June 27, 1998) plus .25% or Libor (5.65625% at June 27, 1998) plus 2.375%. The
Company is required to pay a monthly commitment fee of .25% per annum on the unused portion of the Revolver and a monthly collateral monitoring fee of $2,750. The Revolver also contains various financial and other covenants that place restrictions or limitations on the Company and its subsidiary, the more restrictive of which include: (i) maintenance of a number of financial ratios, as defined, (ii) a restriction on dividends, and (iii) limitation on capital expenditures.

Borrowings are collateralized by substantially all assets of the Company, including inventory, property and equipment.



                                      (6)

                           NATIONAL RECORD MART, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED


NOTE 5 - SUBORDINATED DEBT

On April 16, 1998, the Company secured a private placement of $15,000,000 in senior subordinated notes. The notes carry an interest rate of 11.75% payable semi-annually and expire April 16, 2001. In consideration of the placement the Company issued 400,000 common stock warrants with an exercise price of $0.01. The Company has allocated $1,600,000 of value for accounting purposes to the warrants, which has been recorded as a reduction of the $15,000,000. This reduction will be accreted as additional interest expense over the term of the note.

NOTE 6 - ASSET PURCHASE

On May 4, 1998, the Company purchased certain of the assets of Record Den Inc. and DJK Records & Video Inc., totaling four stores. The acquisition was accounted for using the purchase method of accounting for a purchase price of approximately $495,000 resulting in $145,000 of goodwill which is being amortized using the straight line method over 15 years, $320,000 for purchased assets and a $30,000 consulting and noncompete agreement for a period of three years. The purchase price was paid in cash upon completion of the agreement.

NOTE 7 - ACCOUNTING FOR STOCK-BASED COMPENSATION

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

NOTE 8 - EARNINGS PER SHARE

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

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 28, 1998 ("fiscal 1998") included in the Company's Form 10K.

RESULTS OF OPERATIONS

         NET SALES: The Company's net sales increased during the first quarter (ended June 27, 1998) of the Company's fiscal year ending March 27, 1999 ("fiscal 1999") by $3,422,287, or 16.3%, over the first quarter of fiscal 1998. Net comparable store sales for the first quarter were up 10.7% or $2,188,392. The increase in total sales is attributable to the 10.7% increase in same store sales and the opening of 20 stores, which was partially offset by the closing of 10 stores. The



                                      (7)

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

comparative store sales increases were primarily due to the increase in product selection, the Company's marketing efforts and consumer demand.

         GROSS PROFIT: Gross profit increased $1,377,162 or 17.1% from the same quarter in the previous year. As a percentage of net sales, gross profit increased to 38.5% for the first quarter of fiscal 1999 from 38.3% in the first quarter of fiscal 1998. The slight increase in margin as a percentage of net sales is related to the Company's increase in purchase discounts and the increase in shelf pricing on CD's which were partially offset by the continued shift from higher margin cassettes to lower margin compact discs.

         EXPENSES: Selling, general and administrative (SG&A) expenses, expressed as a percentage of net sales, decreased to 40.0% during the first quarter of fiscal 1999 from 40.1% in the first quarter of fiscal 1998. The decrease expressed as a percentage of sales is attributable to the increase in same-store sales and the closing of ten under performing stores.

         Net interest expense increased $238,545 to $690,440 in the first quarter of fiscal 1999 from $451,895 in the first quarter of fiscal 1998. The increase is due to a private placement of $15,000,000 in senior subordinated notes on April 16, 1998, which carries an interest rate of 11.75%. The remaining portion of long-term debt was financed through the Company's revolving credit facility at an interest rate of 8.75%. The Company is expensing $1.6 million, the valuation of common stock warrants for accounting purposes, in consideration of the private placement as interest expense over a three year period.

         NET LOSS: The Company had a net loss of ($1,218,055), or ($0.25) per share, in the first quarter of fiscal 1999 compared to a net loss of ($907,815) or ($0.19) per share, in the same quarter of fiscal 1998. The increase in the net loss is primarily attributable to the costs associated with the opening and financing of 20 additional stores. The new store sales have not matured proportionately to their expenses. Typically new stores become profitable after their first twelve months of sales, which includes the Christmas selling season.

         INCOME TAXES: The Company's effective tax rate in the first quarter of fiscal 1999 and 1998 was 36%.

         As of June 27, 1998 the Company had net deferred tax assets of $1,327,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the amount of current and projected taxable income, management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of fiscal 1999 and 1998 the Company had net cash used in operating activities of $2,295,720 and $1,014,261, respectively due to merchandise inventory purchasing, purchase of other assets, amortization of private placement costs and the loss from operations.

         The Company made capital expenditures during the first three months of fiscal 1999 of $2,308,126, relating to store equipment, fixtures and leaseholds for ten new stores, and six remodels and expansions.



                                      (8)

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company has a five-year revolving credit facility (the "Revolver") from an institutional lender, which expires June 10, 2003. Advances under the Revolver bears interest at a floating rate equal to the lender's base rate (8.50% at June 27, 1998) plus .25% or Libor (5.65625 at June 27, 1998) plus
2.375.

         On April 16, 1998 the Company completed a private placement of $15,000,000 of senior subordinated notes to a group of institutional lenders. The notes carry an interest rate of 11.75% payable semi-annually and are due on April 16, 2001. The Company anticipates using the funds to expand its Waves Music store concept and other retail store growth with the addition of approximately 30 new stores in fiscal 1999, update its point of sale equipment, create a new sales market with on-line Internet music sales and general working capital purposes.

         Management believes that cash flows from operations and amounts available under the credit facilities will be sufficient to meet the Company's current liquidity and capital needs at least through fiscal 1999.



                                      (9)

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  Exhibit No.            Description                                         Page No.
                  -----------            -----------                                         --------

                      11                 Calculation of Net Loss Per
                                         Common Share - For the thirteen weeks
                                         ended June 27, 1998 and June 28, 1997                   11



            (b) Reports on Form 8-K:

                There were no reports on Form 8-K filed during the thirteen weeks ended June 27, 1998.


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                NATIONAL RECORD MART, INC.

                                By: Theresa Carlise
                                   ----------------------------------
                                    Theresa Carlise
                                    Senior Vice President and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)

                                Date: August 11, 1998
                                     --------------------------------



                                      (10)