Form 10-Q
period 1998-09-26
NATIONAL RECORD MART INC /DE/
filed 1998-11-10
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 26, 1998

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

                          COMMON STOCK, $.01 PAR VALUE,
              4,750,079 SHARES OUTSTANDING AS OF NOVEMBER 10, 1998

                            EXHIBIT INDEX ON PAGE 11.
                       THIS DOCUMENT CONSISTS OF 12 PAGES.

                           NATIONAL RECORD MART, INC.
                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

                 Balance Sheets: September 26, 1998 (unaudited) and March 28, 1998                     3

                 Statements of Operations: Thirteen and Twenty-six Weeks Ended
                 September 26, 1998 (unaudited) and September 27, 1997 (unaudited)                     4

                 Statements of Cash Flows: Twenty-six Weeks Ended September 26, 1998
                 (unaudited) and September 27, 1997 (unaudited)                                        5

                 Notes to Consolidated Financial Statements (unaudited)                              6-7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                   8-10

PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders                                    10-11

Item 6.     Exhibits and Reports on Form 8-K                                                          11

            Signature                                                                                 11

                           NATIONAL RECORD MART, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                                    September 26,       March 28,
                                                                                                        1998              1998
                                                                                                    ------------      -----------
                                                                                                     (unaudited)
Assets
   Current assets:
     Cash and cash equivalents                                                                      $    232,537      $    384,304
     Merchandise inventory                                                                            44,304,704        37,000,610
     Due from stockholder                                                                                448,170           399,544
     Deferred income taxes                                                                               343,000           343,000
     Refundable income taxes                                                                              58,489            63,522
     Other current assets                                                                              5,484,411         1,886,692
                                                                                                    ------------      ------------
     Total current assets                                                                             50,871,311        40,077,672

   Property and equipment, at cost                                                                    28,942,477        25,108,592
   Accumulated depreciation and amortization                                                         (16,116,971)      (15,006,851)
                                                                                                    ------------      ------------
   Property and equipment, net                                                                        12,825,506        10,101,741
   Other assets:
     Deferred income taxes                                                                               984,000           984,000
     Intangibles, net                                                                                  1,756,073         1,001,845
     Other                                                                                               358,698           374,810
                                                                                                    ------------      ------------
     Total other assets                                                                                3,098,771         2,360,655
                                                                                                    ------------      ------------
           Total assets                                                                             $ 66,795,588      $ 52,540,068
                                                                                                    ============      ============

Liabilities and stockholders' equity Current liabilities:
     Accounts payable                                                                               $ 18,934,513      $ 12,327,619
     Other liabilities and accrued expenses                                                            3,903,120         3,659,547
     Current maturities of long-term debt                                                                 47,912            17,127
     Income taxes payable                                                                                     --           181,782
                                                                                                    ------------      ------------
     Total current liabilities                                                                        22,885,545        16,186,075
   Long-term debt:
     Notes payable                                                                                         3,144            12,301
     Notes payable - subordinated                                                                     13,622,732                --
     Revolving credit facility                                                                        14,561,586        19,383,236
                                                                                                    ------------      ------------
     Total long-term debt                                                                             28,187,462        19,395,537
   Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued                                --                --
     Common stock, $.01 par value, 9,000,000 shares authorized, 5,054,671 and 5,037,916 shares issued at September 26, 1998, and March 28, 1998, respectively, 4,750,079
        and 4,844,624 outstanding at September 26, 1998, and March 28, 1998, respectively                 50,547            50,379
     Warrants to purchase common stock                                                                 1,600,000                --
     Additional paid-in capital                                                                       14,057,120        14,057,288
     Retained earnings                                                                                   984,131         3,281,773
                                                                                                    ------------      ------------
                                                                                                      16,691,798        17,389,440
     Less treasury stock, 304,592 and 193,292 shares, respectively                                      (969,217)         (430,984)
                                                                                                    ------------      ------------
     Total stockholders' equity                                                                       15,722,581        16,958,456
                                                                                                    ------------      ------------
           Total liabilities and stockholders' equity                                               $ 66,795,588      $ 52,540,068
                                                                                                    ============      ============



           See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                  Thirteen          Thirteen         Twenty-six        Twenty-six
                                                 Weeks Ended       Weeks Ended       Weeks Ended       Weeks Ended
                                                September 26,     September 27,     September 26,     September 27,
                                                     1998             1997              1998               1997
                                                 ------------      ------------      ------------      ------------
Net sales                                        $26,367,759       $23,690,788       $50,802,994       $44,703,736
Cost of sales                                     16,353,216        14,723,878        31,373,678        27,699,215
                                                 -----------       -----------       -----------       -----------
  Gross profit                                    10,014,543         8,966,910        19,429,316        17,004,521

Selling, general and administrative expenses       9,997,491         8,981,528        19,773,164        17,416,392
Depreciation and amortization                        836,941           691,910         1,650,486         1,402,964
Interest expense                                     808,509           487,602         1,510,260           948,777
Interest income                                       (9,572)           (9,198)          (20,883)          (18,478)
Other expenses (income)                               68,029            51,416           106,324           (90,324)
                                                 -----------       -----------       -----------       -----------
  Total expenses                                  11,701,398        10,203,258        23,019,351        19,659,331
                                                 -----------       -----------       -----------       -----------

Net loss before income taxes                      (1,686,855)       (1,236,348)       (3,590,035)       (2,654,810)
Income tax benefit                                   607,268           445,086         1,292,393           955,733
                                                 -----------       -----------       -----------       -----------
  Net loss                                       $(1,079,587)      $  (791,262)       (2,297,642)       (1,699,077)
                                                 ===========       ===========       ===========       ===========
  Basic net loss per share                       $     (0.22)      $     (0.16)      $     (0.47)      $     (0.35)
                                                 ===========       ===========       ===========       ===========
  Diluted net loss per share                     $     (0.22)      $     (0.16)      $     (0.47)      $     (0.35)
                                                 ===========       ===========       ===========       ===========

Weighted average number of common shares
  and common equivalent shares
  outstanding                                      4,838,918         4,844,624         4,841,771         4,844,624
                                                 ===========       ===========       ===========       ===========



           See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                    Twenty-six        Twenty-six
                                                                    Weeks Ended       Weeks Ended
                                                                    September 26,     September 27,
                                                                        1998              1997
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (2,297,642)     $ (1,699,077)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                    1,650,486         1,402,964
     Accretion of notes payable for value assigned to warrants          222,732                --
     Other                                                               41,911            32,093
  Changes in operating assets and liabilities:
     Merchandise inventory                                           (7,304,094)       (7,960,500)
     Other assets                                                    (4,472,231)       (1,246,794)
     Accounts payable                                                 6,606,894         7,724,213
     Other liabilities and accrued expenses                              57,009          (698,713)
                                                                   ------------      ------------

           Net cash used in operating activities                     (5,494,935)       (2,445,814)

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of property and equipment                        (4,269,951)       (1,090,537)
           Other long term assets                                            --           (30,295)
           Amounts loaned to stockholders                               (48,626)          (35,754)
                                                                   ------------      ------------
           Net cash used in investing activities                     (4,318,577)       (1,156,586)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                                    (74,535,734)      (53,207,997)
Borrowings on revolving line of credit                               69,735,712        56,502,324
Borrowings on subordinated notes payable                             15,000,000                --
Purchases of treasury stock                                            (538,233)               --
                                                                   ------------      ------------
           Net cash provided by financing activities                  9,661,745         3,294,327
                                                                   ------------      ------------

Net decrease in cash and cash equivalents                              (151,767)         (308,073)
Cash and cash equivalents, beginning of period                          384,304           834,889
                                                                   ------------      ------------
Cash and cash equivalents, end of period                           $    232,537      $    526,816
                                                                   ============      ============



           See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of National Record Mart, Inc. (the "Company") and subsidiary are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. All adjustments made for the second quarter ended September 26, 1998 were of a normal recurring nature. The results of operations for the second quarter ended September 26, 1998 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending March 27, 1999. Additional information is contained in the Company's audited consolidated financial statements for the year ended March 28, 1998, included in the Company's Form 10K and should be read in conjunction with this quarterly report.

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

NOTE 3 - INCOME TAXES

The Company provides for income taxes in interim periods on an estimated basis. For the second quarter ended September 26, 1998 and September 27, 1997, the effective income tax rate is 36%.

NOTE 4 - REVOLVING CREDIT FACILITY

The Company has a revolving credit facility (the "Revolver") which expires on June 10, 2003. The maximum borrowings under the Revolver are $28,000,000 and are based upon eligible inventory levels as defined therein. During the months of October through December 31 of each year, an overadvance in the amount of $1.5 million is available in addition to the borrowing base as calculated by levels of inventory. The total borrowings under this facility shall not exceed the limit of $28,000,000. The interest rate is the bank's borrowing rate (8.50% at September 26, 1998) plus .25% or Libor (5.59375% at September 26, 1998) plus 2.375%. The Company is required to pay a monthly commitment fee of .25% per annum on the unused portion of the Revolver and a monthly collateral monitoring fee of $2,750. The Revolver also contains various financial and other covenants that place restrictions or limitations on the Company and its subsidiary, the more restrictive of which include: (i) maintenance of a number of financial ratios, as defined, (ii) a restriction on dividends, and (iii) limitation on capital expenditures.

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


RESULTS OF OPERATIONS
---------------------

         NET SALES: The Company's net sales increased during the second quarter (ended September 26, 1998) of the Company's fiscal year ending March 27, 1999 ("fiscal 1999") by $2.7 million, or 11.3%, over the second quarter of fiscal 1998. Net comparable store sales for the second quarter were up 2.3% or $0.5 million. The increase in total sales was attributable to the 2.3% increase in same store sales, as well as the operation of nine additional stores in the second quarter of fiscal 1998. Sales for the twenty-six weeks ended September 26, 1998 increased $6.1 million or 13.6%. Net comparable store sales for the twenty-six weeks ended September 26, 1998 were up 6.2% or $2.7 million compared to the twenty-six weeks ended September 27, 1997. The comparative store sales increases were primarily due to the increase in product selection, the Company's marketing efforts and consumer demand.

         GROSS PROFIT: Gross profit increased $1.0 million or 11.7% from the same quarter in the previous year. As a percentage of net sales, gross profit increased to 38.0% for the second quarter of fiscal 1999 from 37.8% in the second quarter of fiscal 1998. Gross profit for the twenty-six weeks ended September 26, 1998 was 38.2% compared to 38.0% for the twenty-six weeks ended September 27, 1997. The slight increase in margin as a percentage of net sales is related to the Company's increase in purchase discounts and the increase in shelf pricing on CD's which were partially offset by the continued shift from sales of higher margin cassettes to lower margin compact discs.

         EXPENSES: Selling, general and administrative (SG&A) expenses, expressed as a percentage of net sales, remained the same at 37.9% or $10.0 million during the second quarter of fiscal 1999 compared to 37.9% or $9.0 million in the second quarter of fiscal 1998. SG&A expenses, expressed as a percentage of sales, decreased to 38.9% for the twenty six weeks ended September 26, 1998 from 39.0% for the twenty six weeks ended September 27, 1997. The decrease expressed as a percentage of sales is attributable to the closing of under-performing stores and comparable store sales increases.

Net interest expense increased to $798,937 in the second quarter of fiscal 1999 from $478,404 in the second quarter of fiscal 1998. The increase is due to a private placement of $15,000,000 in senior subordinated notes on April 16, 1998, which carry an interest rate of 11.75%. The remaining portion of long-term debt was financed through the Company's revolving credit facility at an interest rate of 8.75% The Company is expensing $1.6 million, the valuation of common stock warrants issued in connection with the private placement as interest expense over a three year period.

         NET LOSS: The Company had a net loss of ($1.1) million, or basic net loss per share of ($0.22), in the second quarter of fiscal 1999 compared to a net loss of ($.8) million, or ($0.16) per share, in the same quarter of fiscal 1998. The net loss for the twenty-six weeks ended September 26, 1998 was ($2.3) million, or basic net loss per share of ($0.47), compared to ($1.7) million, or ($0.35) per share, for the twenty-six weeks ended September 27, 1997. The increase in the net loss is primarily attributable to the costs associated with the opening and financing of 18 additional stores. The new store sales have not yet matured proportionately to their expenses. Typically new stores become profitable after their first twelve months of sales, which includes the Christmas selling season.

         INCOME TAXES: The Company's effective tax rate in the second quarter of fiscal 1999 and 1998 was 36%.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the first six months of fiscal 1999 and 1998 the Company had net cash used by operating activities of $5.5 million and $2.4 million, respectively due to merchandise inventory purchasing, purchase of other assets, and the loss from operations.

         The Company made capital expenditures during the first six months of fiscal 1999 of $4.3 million, relating to store equipment, fixtures and leaseholds for twelve new stores as well as for three expansions and five relocations.

         The Company has a five-year revolving credit facility (the "Revolver") from an institutional lender, which expires June 10, 2003. Advances under the Revolver bear interest at a floating rate equal to the lender's base rate (8.50% at September 26, 1998) plus .25% or Libor rate (5.59375% at September 26, 1998) plus 2.375%.

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


YEAR 2000 COMPLIANCE
--------------------

         State of Readiness. The Company has completed evaluation of its information technology issues relative to computer programs being unable to distinguish between the year 1900 and the year 2000. As a result of such review, the Company has concluded that its inventory management and point of sale information systems will need to be upgraded. The Company has selected replacement systems, which will be installed beginning in February 1999. Subsequent to such installation, testing will be conducted of such systems to verify year 2000 compliance. In addition, the Company has determined that reprogramming of certain of its other proprietary information systems programs will be required. Such reprogramming has begun and is approximately 15 % completed. It is anticipated that such reprogramming will be completed by March 1999, after which time testing of such reprogrammed systems for year 2000 compliance will be conducted.

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF

YEAR 2000 COMPLIANCE (CONTINUED)
--------------------------------

         The Company's evaluation of year 2000 issues relating to non-information technology systems, such as embedded microchips and automatic processors, is substantially completed. The Company has not yet identified any material problems in this area.

         The Company is dependent upon music suppliers from whom it purchases products. Based upon informal inquiries, the Company believes that year 2000 issues will not pose material problems with respect to such suppliers continuing to do business with the Company on customary terms and conditions. If such problems arise, the Company has no practical alternatives to dealing with its existing suppliers, as the six largest suppliers dominate the music distribution industry. The Company is also dependent on normal telecommunications and banking systems and is relying upon the furnishers of such systems not encountering material difficulties with regard to year 2000 compliance.

         Costs to Address Year 2000 Issues. The costs of the required upgrade of the Company's inventory management and point of sale systems is expected to be approximately $10,000 per store (currently the Company operates 157 stores) or $1.6 million. These costs are expected to be incurred in the fiscal year ended March 1999, but will, where appropriate, be capitalized over the useful lives of the applicable assets. The Company to date has incurred capitalized costs of $80,000. The Company does not expect to incur material costs in internally reprogramming its other information systems software.

         Risks of Year 2000 Issues. The Company believes that the most reasonably likely worst case scenario with regard to year 2000 matters would relate to the effect that year 2000 issues would have upon music suppliers to the Company. If such suppliers were unable to continue to do business with the Company on comparable terms as conducted in the past, the Company's business could be materially adversely affected.

         The Company's Contingency Plan. The Company has begun discussions with its suppliers to provide assurance of business continuation in the event of year 2000 issues, with a view to developing a plan for continuing the Company's access to music product in the event of the supplier's year 2000 difficulties. Such a plan, however, has not yet been developed.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual meeting of stockholders on Thursday, September 17, 1998 at 9:30 a.m. at the James H. Reed Building, 435 Sixth Avenue, 9th Floor, Pittsburgh, Pennsylvania at which time the following matters were voted upon:

        1. Four directors were voted on for appointment to the Board. All four were appointed by virtue of the vote as follows:

             William A. Teitelbaum       4,839,279 for     12,235 against
             Theresa Carlise             4,839,379 for     12,135 against
             Samuel S. Zacharias         4,839,279 for     12,235 against
             Irwin B. Goldstein          4,837,879 for     13,635 against

               The appointment of Ernst & Young to audit the Company's financial statement for the 1999 fiscal year was ratified by a vote of 4,844,504 for; 4,300 against and 2,710 abstaining

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits:

              Exhibit No.            Description                                         Page No.
              -----------            -----------                                         --------
                  11                 Calculation of Net Loss  Per Common
                                     Share - For the thirteen and twenty-six
                                     weeks ended September 26, 1998 and
                                     September 27, 1997

        (b) Reports on Form 8-K:

            There were no reports on Form 8-K filed during the thirteen weeks ended September 26, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                            NATIONAL RECORD MART, INC.

                            By:   Theresa Carlise
                                  -------------------------------------------
                                  Theresa Carlise
                                  Senior Vice President and Chief
                                  Financial Officer
                                  (Principal Financial and Accounting Officer)

                            Date: November 10, 1998
                                  -----------------