Form 10-Q/A
period 1998-09-26
NATIONAL RECORD MART INC /DE/
filed 1999-01-12
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------


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


         NET LOSS: The Company had a net loss of ($1.1) million, or basic net loss per share of ($0.22), in the second quarter of fiscal 1999 compared to a net loss of ($.8) million, or ($0.16) per share, in the same quarter of fiscal 1998. The net loss for the twenty-six weeks ended September 26, 1998 was ($2.3) million, or basic net loss per share of ($0.47), compared to ($1.7) million, or ($0.35) per share, for the twenty-six weeks ended September 27, 1997. The increase in the net loss is primarily attributable to the costs associated with the opening and financing of 18 additional stores. The new store sales have not yet matured proportionately to their expenses. Typically new stores become profitable after their first twelve months of sales, which includes the Christmas selling season. The net loss for the period reflects the recording of $500,000 agreed to be paid to the Company by a third party relating to the marketing of the Company's Passport customer loyalty database.

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