Form 10-Q/A
period 1998-09-26
NATIONAL RECORD MART INC /DE/
filed 1999-01-14
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                  FORM 10-Q/A


                                Amendment No. 2


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


         EXPENSES: Selling, general and administrative (SG&A) expenses, expressed as a percentage of net sales, remained the same at 37.9% or $10.0 million during the second quarter of fiscal 1999 compared to 37.9% or $9.0 million in the second quarter of fiscal 1998. SG&A expenses, expressed as a percentage of sales, decreased to 38.9% for the twenty six weeks ended September 26, 1998 from 39.0% for the twenty six weeks ended September 27, 1997. The decrease expressed as a percentage of sales is attributable to the closing of under-performing stores, comparable store sales increases and a $500,000 credit to operating expense for a settlement under the renewal of an existing data retrieval contract with a third party to provide data on the Company's consumer purchases.


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


                            Date: January 14, 1999
                                  -----------------