Form 10-Q
period 1998-12-26
NATIONAL RECORD MART INC /DE/
filed 1999-02-09
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED DECEMBER 26, 1998

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

                          COMMON STOCK, $.01 PAR VALUE,
               4,651,529 SHARES OUTSTANDING AS OF FEBRUARY 9, 1999

                            EXHIBIT INDEX ON PAGE 11.
                       THIS DOCUMENT CONSISTS OF 12 PAGES.

                           NATIONAL RECORD MART, INC.
                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

                 Balance Sheets: December 26, 1998 (unaudited) and March 28, 1998                      3

                 Statements of Operations: Thirteen and Thirty-nine Weeks Ended
                 December 26, 1998 (unaudited) and December 27, 1997 (unaudited)                       4

                 Statements of Cash Flows: Thirty-nine Weeks Ended December 26, 1998
                 (unaudited) and December 27, 1997 (unaudited)                                         5

                 Notes to Consolidated Financial Statements (unaudited)                              6-7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                   7-10

PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                         11

            Signature                                                                                 11

                           NATIONAL RECORD MART, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              December 26,          March 28,
                                                                                 1998                 1998
                                                                              ------------        ------------
                                                                              (unaudited)
Assets
   Current assets:
     Cash and cash equivalents                                                $  5,586,865        $    384,304
     Merchandise inventory                                                      50,233,528          37,000,610
     Due from stockholder                                                          475,418             399,544
     Deferred income taxes                                                         343,000             343,000
     Refundable income taxes                                                        57,811              63,522
     Other current assets                                                        3,778,686           1,886,692
                                                                              ------------        ------------
     Total current assets                                                       60,475,308          40,077,672

   Property and equipment, at cost                                              32,960,805          25,108,592
   Accumulated depreciation and amortization                                   (16,889,272)        (15,006,851)
                                                                              ------------        ------------
   Property and equipment, net                                                  16,071,533          10,101,741
   Other assets:
     Deferred income taxes                                                         984,000             984,000
     Intangibles, net                                                            2,361,811           1,001,845
     Other                                                                         318,524             374,810
                                                                              ------------        ------------
     Total other assets                                                          3,664,335           2,360,655
                                                                              ------------        ------------
           Total assets                                                       $ 80,211,176        $ 52,540,068
                                                                              ============        ============

Liabilities and stockholders' equity Current liabilities:
     Accounts payable                                                         $ 34,977,931        $ 12,327,619
     Other liabilities and accrued expenses                                      6,537,203           3,659,547
     Current maturities of long-term debt                                           16,727              17,127
     Income taxes payable                                                          144,212             181,782
                                                                              ------------        ------------
Total current liabilities                                                       41,676,073          16,186,075
   Long-term debt:
     Notes payable                                                                      --              12,301
     Notes payable - subordinated                                               13,734,098                  --
     Revolving credit facility                                                   7,022,284          19,383,236
                                                                              ------------        ------------
     Total long-term debt                                                       20,756,382          19,395,537
   Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000 shares authorized, none                 --                  --
     issued Common stock, $.01 par value, 9,000,000 shares authorized,
     5,054,671 shares issued at December 26, 1998 and  5,037,916 shares issued at March 28, 1998,  4,660,729 outstanding at December 26,
     1998, and 4,844,624 outstanding at March 28, 1998                              50,547              50,379
     Warrants to purchase common stock                                           1,600,000                  --
     Additional paid-in capital                                                 14,057,120          14,057,288
     Retained earnings                                                           3,425,935           3,281,773
                                                                              ------------        ------------
                                                                                19,133,602          17,389,440
     Less treasury stock, 393,942 and 193,292 shares, respectively              (1,354,881)           (430,984)
                                                                              ------------        ------------
     Total stockholders' equity                                                 17,778,721          16,958,456
                                                                              ------------        ------------
           Total liabilities and stockholders' equity                         $ 80,211,176        $ 52,540,068
                                                                              ============        ============


           See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           Thirteen            Thirteen         Thirty-nine         Thirty-nine
                                          Weeks Ended         Weeks Ended       Weeks Ended         Weeks Ended
                                          December 26,        December 27,      December 26,        December 27,
                                              1998               1997               1998               1997
                                          -----------        -----------        -----------        -----------
Net sales                                 $47,715,531        $41,706,057        $98,518,525        $86,409,793
Cost of sales                              30,508,609         26,311,654         61,882,287         54,010,869
                                          -----------        -----------        -----------        -----------
  Gross profit                             17,206,922         15,394,403         36,636,238         32,398,924

Selling, general and administrative
  expenses                                 11,365,629          9,605,104         31,138,793         27,021,496
Depreciation and amortization                 894,566            695,967          2,545,052          2,098,931
Interest expense                              819,725            535,573          2,329,985          1,484,350
Interest income                               (10,086)            (9,565)           (30,969)           (28,043)
Other expenses (income)                       321,769             60,473            428,093            (29,851)
                                          -----------        -----------        -----------        -----------
  Total expenses                           13,391,603         10,887,552         36,410,954         30,546,883
                                          -----------        -----------        -----------        -----------

Net income before income taxes              3,815,319          4,506,851            225,284          1,852,041
Income tax expense                          1,373,515          1,622,466             81,122            666,733
                                          -----------        -----------        -----------        -----------
  Net income                                2,441,804          2,884,385            144,162          1,185,308
                                          ===========        ===========        ===========        ===========

  Basic net income per share                    $0.51              $0.60              $0.03              $0.24
                                                =====              =====              =====              =====
  Diluted net income per share                  $0.44              $0.56              $0.03              $0.23
                                                =====              =====              =====              =====

Basic weighted average common shares
  Outstanding                               4,793,184          4,844,624          4,788,803          4,844,624
                                          ===========        ===========        ===========        ===========

Weighted average number of common shares
  and common equivalent shares
  outstanding                               5,603,273          5,151,044          5,559,067          5,054,736
                                          ===========        ===========        ===========        ===========


           See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      Thirty-nine         Thirty-nine
                                                                      Weeks Ended         Weeks Ended
                                                                      December 26,        December 27,
                                                                          1998                1997
                                                                     -------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $     144,162        $  1,185,308
Adjustments to reconcile net income to net cash
   Provided by operating activities:
     Depreciation and amortization                                       2,545,052           2,098,931
     Interest capitalization                                                16,140                  --
     Loss from disposal of property and equipment                           70,384              75,671
     Accretion of notes payable for value assigned to warrants             334,098                  --
     Other                                                                   7,173                  --
Changes in operating assets and liabilities:
     Merchandise inventory                                             (13,232,918)         (6,129,174)
     Other assets                                                       (3,503,055)           (540,470)
     Accounts payable                                                   22,650,312          12,213,438
     Other liabilities and accrued expenses                              2,870,483           1,392,703
     Income taxes payable                                                  (37,570)            733,341
                                                                     -------------        ------------
           Net cash provided by operating activities                    11,864,261          11,029,748

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                      (8,288,276)         (2,001,885)
Other long term assets                                                          --             (28,580)
Amounts loaned to stockholders                                             (75,874)            (41,917)
                                                                     -------------        ------------
Net cash used in investing activities                                   (8,364,150)         (2,072,382)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                                      (124,282,723)        (97,758,500)
Borrowings on revolving line of credit                                 111,909,070          89,812,140
Borrowings on subordinated notes payable                                15,000,000                  --
Purchases of treasury stock                                               (923,897)                 --
                                                                     -------------        ------------
           Net cash provided by (used in) financing activities           1,702,450          (7,946,360)
                                                                     -------------        ------------

Net increase in cash and cash equivalents                                5,202,561           1,011,006
Cash and cash equivalents, beginning of period                             384,304             834,889
                                                                     -------------        ------------
Cash and cash equivalents, end of period                             $   5,586,865        $  1,845,895
                                                                     =============        ============


           See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of National Record Mart, Inc. (the "Company") and subsidiary are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. All adjustments made for the third quarter ended December 26, 1998 were of a normal recurring nature. The results of operations for the third quarter ended December 26, 1998 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending March 27, 1999. Additional information is contained in the Company's audited consolidated financial statements for the year ended March 28, 1998, included in the Company's Form 10K and should be read in conjunction with this quarterly report.

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

NOTE 3 - INCOME TAXES

The Company provides for income taxes in interim periods on an estimated basis. For the third quarter ended December 26, 1998 and December 27, 1997, the effective income tax rate is 36%.

NOTE 4 - REVOLVING CREDIT FACILITY

The Company has a revolving credit facility (the "Revolver") which expires on June 10, 2003. The maximum borrowings under the Revolver are $28,000,000 and are based upon eligible inventory levels as defined therein. During the months of October through December 31 of each year, an overadvance in the amount of $1.5 million is available in addition to the borrowing base as calculated by levels of inventory. The total borrowings under this facility shall not exceed the limit of $28 million. The interest rate is the bank's borrowing rate (7.75% at December 26, 1998) plus .25% or Libor (5.6175% at December 26, 1998) plus 2.375%. The Company is required to pay a monthly commitment fee of .25% per annum on the unused portion of the Revolver and a monthly collateral monitoring fee of $2,750. The Revolver also contains various financial and other covenants that place restrictions or limitations on the Company and its subsidiary, the more restrictive of which include: (i) maintenance of a number of financial ratios, as defined, (ii) a restriction on dividends, and (iii) limitation on capital expenditures.

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

The Company has issued 39,990 warrants for an additional expense of $205,000 in the third quarter of fiscal 99. The additional warrants are a settlement for the delay in the effective date of registering the 400,000 warrants noted above with the SEC.

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

On November 13, 1998, the Company purchased certain of the assets of Happy Town Inc. and Tempo Records, totaling twelve stores. The acquisition was accounted for using the purchase method of accounting for a purchase price of approximately $1,475,300 resulting in $747,800 of goodwill which is being amortized using the straight line method over 15 years, $677,500 for purchased assets and a $50,000 consulting and noncompete agreement for a period of three years. The purchase price was paid in cash upon completion of the agreement.

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

RESULTS OF OPERATIONS
---------------------

         NET SALES: The Company's net sales increased during the third quarter (ended December 26, 1998) of the Company's fiscal year ending March 27, 1999 ("fiscal 1999") by $6.0 million, or 14.4%, over the third quarter of fiscal 1998. Net comparable store sales for the third quarter were up 2.8% or $1.1 million. The increase in total sales was attributable to the 2.8% increase in same store sales, as well as the operation of a net twenty-four additional stores in the third quarter of fiscal 1999. Sales for the thirty-nine weeks ended December 26, 1998 increased $12.1 million or 14.0%. Net comparable store sales for the thirty-nine weeks ended December 26, 1998

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

were up 4.5% or $3.8 million compared to the thirty-nine weeks ended December 27, 1997. The comparative store sales increases were primarily due to the increase in product selection, the Company's marketing efforts and consumer demand.

         GROSS PROFIT: Gross profit increased $1.8 million or 11.8% from the same quarter in the previous year. As a percentage of net sales, gross profit decreased to 36.1% for the third quarter of fiscal 1999 from 36.9% in the third quarter of fiscal 1998. Gross profit for the thirty-nine weeks ended December 26, 1998 was 37.2% compared to 37.5% for the thirty-nine weeks ended December 27, 1997. The slight decrease in margin as a percentage of net sales is related to the continued shift from sales of higher margin cassettes to lower margin compact discs.

         EXPENSES: Selling, general and administrative (SG&A) expenses, expressed as a percentage of net sales, increased to 23.8% or $11.4 million during the third quarter of fiscal 1999 compared to 23.0% or $9.6 million in the third quarter of fiscal 1998. SG&A expenses, expressed as a percentage of sales, increased to 31.6% for the thirty-nine weeks ended December 26, 1998 from 31.3% for the thirty-nine weeks ended December 27, 1997. The increase expressed as a percentage of sales is attributable to costs associated with a net twenty-four additional stores of which sales have not yet matured proportionately to expenses and increases in occupancy and personnel costs.

Net interest expense increased to $809,639 in the third quarter of fiscal 1999 from $526,008 in the third quarter of fiscal 1998. The increase is due to a private placement of $15,000,000 in senior subordinated notes on April 16, 1998, which carry an interest rate of 11.75%. The remaining portion of long-term debt was financed through the Company's revolving credit facility at an interest rate of 8.0%. The Company is expensing $1.6 million, the valuation of common stock warrants issued in connection with the private placement, as interest expense over a three year period.

         NET INCOME: The Company had net income of $2.4 million, or basic and diluted earnings per share, respectively, of $0.51 and $0.44 in the third quarter of fiscal 1999 compared to a net income of $2.9 million, or basic and diluted earnings per share of $0.60 and $0.56, in the same quarter of fiscal 1998. Net income for the thirty-nine weeks ended December 26, 1998 was $.1 million, or $0.03 per share basic and $0.03 per share diluted, compared to $1.2 million, or $0.24 per share basic and $0.23 per share diluted, for the thirty-nine weeks ended December 27, 1997. The decrease in net income for the 39 weeks ended December 26, 1998 is primarily attributable to the costs associated with the opening of thirty-two additional stores, increase in interest expense relating to the $15,000,000 of senior subordinated notes, which was offset by an adjustment to selling and general administration expense of $424,445. This adjustment represents a settlement under renewal of a data retrieval contract with a third party to provide data on the Company's consumer purchases. New store sales have not yet matured proportionately to their expenses, typically new stores become profitable after their first twelve months of sales, which includes the Christmas selling season.

         INCOME TAXES: The Company's effective tax rate in the third quarter of fiscal 1999 and 1998 was 36%.

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

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the first nine months of fiscal 1999 and 1998 the Company had net cash provided by operating activities of $11.9 million and $11.0 million, respectively, due to net income and increases in operating liabilities in excess of operating assets.

         The Company made capital expenditures during the first nine months of fiscal 1999 of $8.3 million, relating to store equipment, fixtures and leaseholds for thirty-one new stores as well as for four expansions and eight relocations.

         The Company has a five-year revolving credit facility (the "Revolver") from an institutional lender, which expires June 10, 2003. Advances under the Revolver bear interest at a floating rate equal to the lender's base rate (7.75% at December 26, 1998) plus .25% or Libor rate (5.6175% at December 26, 1998) plus 2.375%.

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

YEAR 2000 COMPLIANCE
--------------------

         State of Readiness. The Company has completed evaluation of its information technology issues relative to computer programs being unable to distinguish between the year 1900 and the year 2000. As a result of such review, the Company has concluded that its inventory management and point of sale information systems will need to be upgraded. The Company has selected replacement systems, which will be installed beginning in March 1999. Subsequent to such installation, testing will be conducted of such systems to verify year 2000 compliance. In addition, the Company has determined that reprogramming of certain of its other proprietary information systems programs will be required. Such reprogramming has begun and is approximately 40% completed. It is anticipated that such reprogramming will be completed by May 1999, after which time testing of such reprogrammed systems for year 2000 compliance will be conducted.

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

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000 COMPLIANCE (CONTINUED)
--------------------------------

         Costs to Address Year 2000 Issues. The costs of the required upgrade of the Company's inventory management and point of sale systems is expected to be approximately $10,000 per store (currently the Company operates 174 stores) or $1.7 million. These costs are expected to be incurred in the fiscal year ended March 1999 and the first quarter of fiscal 2000, but will, where appropriate, be capitalized and amortized over the useful lives of the applicable assets. The Company to date has incurred capitalized costs of $80,000. The Company does not expect to incur material costs in internally reprogramming its other information systems software.

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

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            Exhibit No.    Description                                  Page No.
            -----------    -----------                                  --------

                11         Calculation of Net Income Per Common
                           Share - For the thirteen and thirty-nine
                           weeks ended December 26, 1998 and
                           December 27, 1997                              12



        (b) Reports on Form 8-K:

            There were no reports on Form 8-K filed during the thirteen weeks ended December 26, 1998.






                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                               NATIONAL RECORD MART, INC.

                               By: /s/ THERESA CARLISE
                                   --------------------------------------------
                                   Theresa Carlise
                                   Senior Vice President and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

                               Date: February 9, 1999