Form 10-K
period 1999-03-27
NATIONAL RECORD MART INC /DE/
filed 1999-06-25
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 27, 1999
                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 23, 1999 as reported on the NASDAQ National Market System, was approximately $24,606,889. Shares of Common Stock held by each officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 25, 1999, Registrant had outstanding 5,047,567 shares of Common
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held September 23, 1999 (the "Proxy Statement") are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

         National Record Mart, Inc. (the "Company"), a Delaware corporation, founded in 1937, operates in a single industry segment as a specialty retailer of prerecorded home entertainment products, including compact discs ("CD"), audio cassettes, videos and related accessories. According to Billboard magazine, the Company is the fourth largest specialty retailer of prerecorded music in the country as measured by number of stores. The Company is a leading specialty music retailer in its core western Pennsylvania/eastern Ohio market.

         As of March 27, 1999, the Company operated 174 stores in 30 states primarily in the eastern part of the United States. The Company has five distinct store concepts: National Record Mart or NRM Music; Waves Music; Music Oasis; Vibes Music; and the newest concept, Music X. The Music X store format is a joint marketing effort in combination with a dominant radio station to co-brand a music destination store. The Company has redesigned the Waves Music store as a strategic mall-based growth format for the future. The prototype Waves store ranges from 6,000 to 10,000 square feet with an expanded inventory capacity of $400,000. The Waves strategy is to intertwine the newest customer retail technologies with one of the largest offerings of prerecorded music and other entertainment products available in a traditional specialty retail mall environment.

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

INDUSTRY AND COMPETITIVE ENVIRONMENT

         The US retail music industry increased by 12% to $13.7 billion from $12.2 billion in the prior year according to the Recording Industry Association of America (RIAA). Full length CD's continued to increase, accounting for 74.8% of the total market sales, while the cassette continued its decade long decline to 14.8% from 18.2% of total market sales. Retail outlets continue to dominate as the primary choice for purchasing music by the consumer, representing 86% of the population according to the RIAA 1998 consumer profile report. Purchases made at traditional music retail stores represented 51% of the market, consumer electronic and specialty stores received 34% of the market share while 1.1% of music purchases were made on-line via the Internet.

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


MERCHANDISING

         The Company's stores offer a full assortment of CDs, prerecorded audio cassettes and related accessories with a more limited selection of movie and music videos. The following table shows the percentage of the Company's total merchandise sales attributable to each product group:

Products                                                Fiscal Years
--------                                         1999       1998       1997
                                                ------     ------     ------
CDs                                              73.9%      70.7%      66.8%
Prerecorded audio cassettes                      11.2       13.6       17.7
Singles                                           3.8        6.3        6.5
Movie and music videos*                           3.6        2.6        2.3
Accessories and other**                           7.5        6.8        6.7
                                                ------     ------     ------
         Total                                  100.0%     100.0%     100.0%
                                                ======     ======     ======

*  Includes DVD
** Includes apparel, blank tapes, cleaning products, storage cases, posters, sheet music, LPs, magazines, books and miscellaneous items.

         Prerecorded Music. The Company's stores offer a broad array of CDs and cassettes in all music categories including rock, pop, alternative, adult contemporary, country, easy listening, classical, jazz, religious, new age, rhythm and blues, children's, educational, show tunes, movie soundtracks, world music and others. The Company maintains a broad inventory base, with individual store inventory tailored to serve the particular customer demand in each store. The Company's stores offer from 6,000 to 35,000 titles, with an average of 18,000 titles per store. The Company also offers a selection of over 265,000 SKU's which can be ordered through the Company's special order process. The selection of prerecorded music offered at the Company's stores includes "hits" which are best selling newer releases, "catalog" items, which are older but still popular releases, and seasonal and promotional items such as Christmas music, developing artist programs, "cut-outs" (low-priced items which have been deleted from a manufacturer's current catalog) and used CDs.

         Prerecorded Video Cassettes. The Company's stores offer for sale a varied selection of prerecorded VHS video cassettes and DVD (digital versatile discs). DVD sales continue to increase while the price of the hardware decreases and more titles are offered. Titles are offered in all categories with an emphasis on music and movies.

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

ADVERTISING

         The Company supports its retail sales through its own and various vendor supported marketing and advertising programs. This support is realized in the form of price and position subsidies from vendors; store signage point of purchase displays and print, direct mail and media broadcast. In addition, the Company exposes its customers to new releases through its "Street Date Sales impact" program. This program features new releases, in all genre formats, with special pricing and placement in our stores for the first three weeks of a new album release.

         More than 850,000 store customers participate in the Passport program. Passport allows a customer to earn points on every CD, tape or video purchase, which may be redeemed for a free CD, cassette, or video of choice. The program combines the standard customer loyalty incentives of frequent buyer programs, with opportunities for discount on music and video products and other products sold by other retailers. Passport also provides for database marketing directly to consumers on a sophisticated, targeted basis. The Company believes that Passport has the potential to differentiate its stores from the competition, while creating incremental sales and increasing the average purchase per transaction.

         The Company supports its Internet sales through various marketing and advertising programs. This support is realized by vendor supported site advertising, exclusive premiers and banner ads. The Company also has begun to sign exclusive music retailer packages with other entertainment related sites such as Titan Sports, Inc., which does business as the World Wrestling Federation on the web site, www.wwf.com.

E-COMMERCE

         In December 1998, the Company launched its Internet commerce sites www.nrmmusic.com and www.wavesmusic.com. These sites offer a wide variety of music, over 265,000 titles, and movies for purchase. The site also offers the consumer the ability to create customized CD's from a library of song tracks at a cost of 99 cents per song and the ability to download music. While on-line music sales remain a small percentage of total music sales industry wide, the Company believes that this will gradually increase over time and anticipates continuing its involvement in this area.


CUSTOMER SERVICE

         Customer service continues to be a primary focus of every employee of the Company, including the field supervisory team, corporate operations department and the human resources area.

STORE EXPANSION STRATEGY

         The Company intends to add approximately 16 new stores during fiscal year 2000. Most of these stores will be of the Waves Music format. The Company will continue to seek opportunities to improve the operations of under performing stores or to close those stores.

         The Company also expects to begin a strategic rollout of its Music X store format. Three incremental mall based locations have been secured and are scheduled to be opened this year.

         The Company added 33 stores in fiscal 1999, and closed 7 stores, which were performing under the Company's expectations. During fiscal 1998, the Company opened 11 locations, and closed 10 stores.

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

         The Company expects to begin its implementation of a new point of sale
(POS) system this year. The adoption of the new software and equipment along with greatly enhanced data switching relay equipment will permit the two way transfer of significantly more information in less time and at a lower cost than the current POS system.

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

         Loss Prevention. In the first quarter of fiscal 1998, the Company instituted a comprehensive loss prevention program which included: increased cycle counts, more frequent store audits, more selective recruiting and training of store employees and the services of an external asset protection firm. Due to the Company's continuing efforts in this area it has maintained the same level of shrinkage as a percent of sales in fiscal 1999 as compared to fiscal 1998, which was a 40% decrease from fiscal 1997.

SUPPLIERS AND PURCHASING

         A substantial portion of the Company's music products are purchased directly from the five major music distributors. They include: Sony Music; Warner/Elektra/Atlantic (subsidiary of Time Warner); BMG Music (subsidiary of Bertelsman); UNI Distribution; and EMD (subsidiary of Thorn-EMI). These five majors account for a substantial majority of shipments to the Company. As is typical in its industry, the Company has no material long-term purchase agreements with its suppliers.

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

TRADEMARKS AND SERVICE MARKS

         The Company operates its stores under various names and service marks, including National Record Mart, NRM Music, Waves Music, Music Oasis, Vibes Music, Waves Music and Gifts, One Stop Entertainment, Music X, House of Music and Tempo Music. The Company has obtained federal registrations of its trademarks and service marks for Waves Music, NRM Music, Oasis Music & Video, Music Oasis, Music X and has applied for registration of its service marks in Vibes Music. The application for registration of the service mark Vibes Music has been opposed by one party. This opposition is currently pending before the Trademark trial and appeal board. The trade name Tempo Music was acquired through an acquisition in November 1998 and will eventually be changed to Waves Music.

PERSONNEL

         As of March 27, 1999, the Company employed 1,600 persons, 156 of whom worked at the Company's headquarters (including 10 part-time employees) or were area supervisors and 1,444 of whom worked at the Company's stores (including 987 part-time employees). The Company also adds part-time personnel during the Christmas season. In December 1998, the Company employed approximately 352 seasonal employees. None of the Company's employees are represented by a union. The Company believes that its employee relations are good.


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

         Store Leases. All of the Company's stores are subject to operating leases with various remaining terms, including renewal options, through the year 2010. The leases have initial terms ranging from 5 to 15 years, with the average initial term being 8 years. The Company's store leases typically provide for a fixed minimum rental, payable monthly, plus payment of a percentage of gross receipts in excess of certain sales levels and common area maintenance, real estate taxes and other charges. Certain of the Company's mall store leases contain provisions permitting the landlord to relocate the Company's store or terminate the lease upon failure to achieve specified minimum sales levels or upon certain other conditions. In addition, many leases restrict the Company from opening new stores within a specified mileage radius. The following table lists the number of leases for the Company's stores due to expire in each calendar year, including renewal options:

        1999             24              2003                            22
        2000             15              2004                            10
        2001             22              2005                             9
        2002             14              2006 and thereafter             58


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

SUPPLEMENTARY ITEM.

IDENTIFICATION OF EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table sets forth certain information with respect to the executive officers of the Company as of June 23, 1999.

         Name                               Age                        Office with the Company
         ----                               ---                        -----------------------
         William A. Teitelbaum              48                         Chairman, CEO, President and
                                                                       Director
         Theresa Carlise                    40                         Senior Vice President, CFO,
                                                                       Treasurer, Secretary and Director
         Scott Bargerstock                  49                         Vice President of Business Development
         James Benedetti                    36                         Vice President of Information Systems
         John Grandoni                      49                         Vice President of Purchasing
         Charles Michael Stephenson         44                         Vice President of Marketing
         Steven Zimmerman                   43                         Vice President of Store Operations

William Teitelbaum has served as Chairman of the Company since 1986 and served as President since 1991. In January of 1997 Mr. Teitelbaum resigned as President while retaining the position of Chairman and Chief Executive Officer. In January of 1998, Mr. Teitelbaum resumed the position of President. He also served as Vice President and Treasurer from 1986 to 1991. From 1980 to 1985, he was a partner of Bear Stearns & Co. In addition, since 1985, Mr. Teitelbaum has been the sole shareholder and Chairman of Remsen Funding Corp., a New York investment firm.

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

Steven Zimmerman is Vice President of Store Operations and has been in the store operations area for over twenty years in various capacities at Camelot Music in Canton, Ohio. Mr. Zimmerman joined NRM in November of 1995 as Director of Store Operations and has been in the position of Vice President since February of 1998.


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

         As of June 23, 1999, the approximate number of common stockholders of record was 90. The approximate number of total stockholders as of that date was 1,600.

DIVIDEND POLICY

         In conjunction with the Company's senior credit facility, the Company is prohibited from paying cash dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA


                           NATIONAL RECORD MART, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
       (IN THOUSANDS, EXCEPT PER SHARE DATA AND SELECTED OPERATING DATA)

                                                                                        FISCAL YEAR ENDED (1)
                                                              ---------------------------------------------------------------------
                                                              March 27,      March 28,      March 29,      March 30,      March 25,
                                                                1999           1998           1997          1996(2)         1995
                                                              ---------      ---------      ---------      ---------      ---------
STATEMENTS OF OPERATIONS DATA:
Net sales                                                     $ 129,902      $ 112,448      $  99,439      $  99,084      $  95,697
Gross profit                                                     48,217         42,963         37,106         36,538         35,847
Selling, general and administrative expenses                     43,743         36,859         34,385         34,542         30,589
Depreciation and amortization                                     3,540          2,801          2,725          3,117          2,683
Impairment of assets write-down                                      --             --             --          2,906             --
Interest expense, net                                             3,082          1,822          1,696          1,597          1,011
Other expense (income), net                                         539            104            (26)           446            450
(Loss) income before income tax (benefit) expense                (2,688)         1,378         (1,674)        (6,069)         1,115
Net (loss) income                                                (1,691)           893         (1,101)        (3,884)           712
Basic net (loss) income per share                             $    (.35)     $     .18      $    (.23)     $    (.79)     $     .14
Diluted net (loss) income per share                           $    (.35)     $     .18      $    (.23)     $    (.79)     $     .14
Basic weighted average number of shares outstanding               4,801          4,845          4,852          4,927          5,205
Weighted average number of common shares and
  common share equivalent shares (warrants and options)
  outstanding                                                     4,801          5,057          4,852          4,927          5,205

SELECTED OPERATING DATA:
Stores open at beginning of year                                    148            147            151            141            118
Stores opened /acquired during year                                  33             11              8             16             32
Stores closed during year                                             7             10             12              6              9
Stores open at end of year                                          174            148            147            151            141
Comparable store net sales increase (decrease) (3)                    4%            13%          (0.4)%           (3)%            3%
BALANCE SHEET DATA:
Working capital                                               $  28,058      $  23,892      $  23,964      $  22,245      $  25,017
Total assets                                                     72,494         52,540         55,020         52,924         53,824
Long-term debt, including current maturities                     35,325         19,413         21,370         19,468         19,853
Stockholders' equity                                             15,843         16,958         16,066         17,178         21,173


(1) Each fiscal year consisted of 52 weeks except the fiscal year ended March 30, 1996, which consisted of 53 weeks. Each fiscal year is hereafter referred to by the year in which it ended, e.g., the fiscal year ended March 27,1999 is "fiscal 1999"

(2) The Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," in fiscal 1996. In connection with this adoption, the Company wrote down $2,906,481 of assets, which increased its net loss by $1,860,148 or $0.38 per share for fiscal year ended March 30, 1996.

(3) A store is included in comparable store sales calculations at the beginning of its 13th full month of operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items in the Consolidated Statements of Operations as a percentage of net sales:

                                                                             Fiscal Years
                                                               ---------------------------------------
                                                                1999             1998            1997
                                                               ------           ------          ------
Net sales                                                      100.0%           100.0%          100.0%
Cost of sales                                                   62.9             61.8            62.7
                                                               ------           ------          ------
  Gross profit                                                  37.1             38.2            37.3
Selling, general and administrative expenses                    33.7             32.7            34.6
Depreciation and amortization                                    2.7              2.5             2.7
Interest expense, net                                            2.3              1.7             1.7
Other expense                                                     .4              0.1             0.0
                                                               ------           ------          ------
(Loss) income before income taxes expense (benefit)             (2.0)             1.2            (1.7)
(Benefit) expense income taxes                                   (.7)              .4            (0.6)
                                                               ------           ------          ------
  Net (loss) income                                             (1.3)%            0.8%           (1.1)%
                                                               ======           ======           =====

         Net Sales. Net sales increased during fiscal 1999 by $17.4 million or 15.5% compared to fiscal 1998. Factors that contributed to the increase in total sales are the increase in comparable store sales of 4.2% and the opening of 33 new stores and the closing of 7 under-performing stores. Net sales increased during fiscal 1998 by 13.1% compared to fiscal 1997, due primarily to the increase in comparable store sales of 12.8% compared to fiscal 1997. This increase was primarily due to strong new releases in all genres of music and the Company's marketing programs.


         Gross Profit. Gross profit expressed as a percentage of net sales, decreased from 38.2% in fiscal 1998 to 37.1% in fiscal 1999. A portion of the decrease, expressed as a percentage of sales, is attributable to competitive pricing factors and the continued shift in consumer preference from higher profit margin cassettes to lower profit margin CD's. Gross profit increased from 37.3% in fiscal 1997 to 38.2% in fiscal 1998. The increase in margin was largely attributable to the Company's 40% decrease in overall inventory shrinkage.

         Expenses. Selling, general and administrative expenses, (SG&A) expressed as a percentage of net sales increased from 32.7% in fiscal 1998 to 33.7% in fiscal 1999. The Company's increase in SGA is related to the added expenses for 33 new stores and 14 store remodels and expansions of which sales have not proportionately matured. As a percentage of sales, SG&A decreased in fiscal 1998 to 32.7% from 34.6% in fiscal 1997. This reduction is attributable to the increase in comparable store sales of 12.8% and an overall reduction of operating costs.

         Depreciation and amortization increased from $2.8 million in fiscal 1998 to $3.5 million in fiscal 1999 primarily due to the addition of 33 new stores and the amortization of the costs associated with the private placement of its subordinated debt. Depreciation and amortization increased from $2.7 million in fiscal 1997 to $2.8 million in fiscal 1998 due to the addition of 11 new stores.

         Interest Expense. Interest expense expressed as a percentage of net sales was 2.4% or $3.2 million for fiscal 1999 compared to 1.7% or $1.9 million for fiscal 1998. The increase in interest expense of approximately $1.3 million in fiscal 1999 is due to the accretion of approximately $455,000 of the $1,600,000 of the subordinated debt discount originating in the first month of the fiscal year and an increase in borrowings relating to the addition of 33 new stores.

         In fiscal 1998 interest expense was 1.7% expressed as a percentage of sales or $1.9 million as compared to 1.7% in fiscal 1997 or $1.7 million.

         Income Taxes. The Company's effective tax rate in fiscal 1999 and 1998 was 34% and 35%, respectively.

         As of March 27, 1999, the Company had net deferred tax assets of $2,144,000. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. See Note 5 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash generated by operations, trade credit, and amounts available under its credit facility. Net cash provided by operating activities was $1.1 million in fiscal 1999 compared to net cash provided by operating activities of $3.8 million in fiscal 1998 and $0.8 million in fiscal 1997. During fiscal 1999, the $1.1 million provided by operating activities was primarily due to increase in depreciation and amortization and increase in other liabilities and accrued expenses.

         In fiscal 1998 and 1997 the net cash provided by operating activities was attributable to net income, plus depreciation and amortization and refundable income taxes of prior years, offset to some extent by a decrease in accounts payable.

         During fiscal 1999, 1998 and 1997, the Company used $10.3 million, $2.5 million and $2.9 million, respectively, to purchase property and equipment. The Company opened 33 new stores and closed 7 stores in fiscal 1999 compared to 11 new stores and 10 closed stores in fiscal 1998. Included in the 33 new stores are two acquisitions. The Company acquired 4 stores from Record Den Inc. and DJK Records & Video Inc. for approximately $933,000 and 13 stores from Happy Town and Tempo for approximately $3.6 million. The Company anticipates opening 16 stores in fiscal 2000. Management estimates that the capital cost of opening the new stores will be approximately $300,000 per store which will be funded through operating cash flow and its credit facilities, excluding inventory of approximately $300,000 per store which is obtained through trade credit.

         On February 17, 1998 the Company renewed its revolving line of credit from an institutional lender through June 10, 2003. Under the line, the Company is permitted to borrow up to $28 million, subject to a borrowing base calculation based upon inventory levels. Between the months of October 1 and December 31 an overadvance of $1.5 million is available to the Company in addition to its borrowing base calculation, not to exceed $28 million. As of February 1, 1999 the Company's institutional lender reduced its interest rates. Borrowings under the amended facility bear interest at a floating rate equal to the lender's base rate (7.75% at March 27, 1999) or, at the Company's option, the 30-day LIBOR rate (4.9375 at March 27, 1999) plus 2.0%.

         As of March 27, 1999, the Company's outstanding credit balance on its revolver was $21.4 million. The Company's borrowing availability at March 27, 1999 was $6.2 million. The revolver balance and the Company's cash requirements peak in February when the Company's trade payables become due from the Christmas selling season.

         On April 16, 1998, the Company completed a private placement of $15,000,000 of senior subordinated notes to a group of institutional lenders. The notes carry an interest rate of 11.75% payable semi-annually and are due on April 16, 2001. In consideration of the placement the Company issued warrants to purchase 400,000 shares of common stock at $.01 per share. The Company is using the funds to expand its store base, update its point of sale equipment and general working capital purposes.

         On February 23, 1994, the Board of Directors approved a program for the Company to purchase up to $1,000,000 in value of its common stock. On September 17, 1998 the Board of Directors approved the company to purchase up to 500,000 additional shares of the Company's common stock. Such purchases will be made from time to time in the marketplace at the Company's discretion. Since the inception of the program, the Company had purchased 444,817 shares of its stock.

         Management believes that cash flows from operations, amounts available under the revolving credit facility and the subordinated debt facility will be sufficient to meet the Company's current liquidity and capital needs at least through fiscal 2000.

SEASONALITY

         The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third quarter of its fiscal year, which includes the Christmas selling season. Approximately 37% of the Company's net sales for fiscal 1999 were generated in the third quarter. (See Note 9 of Notes to the Consolidated Financial Statements for quarterly financial data.) Year-to-year comparisons of quarterly results and comparable store net sales can be affected by a variety of factors, including the success and timing of new releases by manufacturers, the timing and duration of the holiday selling seasons and the timing of new store openings and sales promotions.

EFFECT OF ECONOMIC PATTERNS AND INFLATION

         While the Company attempts to pass on increases in costs and expenses from operations, its ability to do so may be limited by competitive factors. Although the Company's operations are affected by general economic trends, the Company does not believe that inflation has had a material effect on the results of its operations in the last three fiscal years.

YEAR 2000 COMPLIANCE

         State of Readiness. The Company has completed evaluation of its information technology issues relative to computer programs being unable to distinguish between the year 1900 and the year 2000. As a result of such review, the Company has concluded that its point of sale information systems will need to be upgraded. The Company has selected a replacement system, which will be installed beginning in July 1999 and anticipates completion before the Christmas selling season Subsequent to such installation, testing will be conducted of such systems to verify year 2000 compliance. In addition, the Company has determined that reprogramming of certain of its other proprietary information systems programs will be required. Such reprogramming has begun and is approximately 33 % completed. It is anticipated that such reprogramming will be completed by August 1999, after which time testing of such reprogrammed systems for year 2000 compliance will be conducted.

         The Company's evaluation of year 2000 issues relating to non-information technology systems, such as embedded microchips and automatic processors, is substantially completed. The Company has not yet identified any material problems in this area.

         The Company is dependent upon music suppliers from whom it purchases products. Based upon informal inquiries, the Company believes that year 2000 issues will not pose material problems with respect to such suppliers continuing to do business with the Company on customary terms and conditions. If such problems arise, the Company has no practical alternatives to dealing with its existing suppliers, as the five largest suppliers dominate the music distribution industry. The Company is also dependent on normal telecommunications and banking systems and is relying upon the providers of such services not encountering material difficulties with regard to year 2000 compliance.

         Costs to Address Year 2000 Issues. The costs of the required upgrade of the Company's inventory management and point of sale systems is expected to be approximately $10,000 per store (currently the Company operates 174 stores) or $1.7 million. These costs are expected to be incurred in the first and second quarter of the fiscal year ending March 2000, but will, where appropriate, be capitalized and amortized over the useful lives of the applicable assets. The Company to date has incurred capitalized costs of $80,000. The Company does not expect to incur material costs in internally reprogramming its other information systems software.

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

     The Company's Contingency Plan. The Company has begun discussions with its suppliers to provide assurance of business continuation in the event of year 2000 issues, with a view to developing a plan for continuing the Company's access to music product in the event of the suppliers' year 2000 difficulties. Such a plan, however, has not yet been developed. We cannot assure you that our efforts will prevent all consequences and there may be undetermined future costs due to business disruption that may be caused by suppliers or unforeseen circumstances.


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

ITEM 10. (a) AND (b) DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by these items of Part III will be set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after March 27, 1999 under similar captions and is incorporated herein by reference, except that the information required with respect to the executive officers of the Company under Item 10 (b) is set forth immediately following Item 4.

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

         (3)      EXHIBITS

                  See Exhibit Index on pages 31 through 32.

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

                                            NATIONAL RECORD MART, INC.


                                            BY: /s/ William A. Teitelbaum
                                                --------------------------------
                                                William A. Teitelbaum
                                                Chairman of the Board, President
                                                and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Capacity                                    Date
---------                                   --------                                    ----
                                            Chairman of the Board, President
/s/ William A. Teitelbaum                   Chief Executive Officer and Director        June 25, 1999
---------------------------
William A. Teitelbaum

                                            Senior Vice President
                                            Chief Financial Officer,
                                            Chief Accounting Officer,
/s/ Theresa Carlise                         Treasurer, Secretary and Director           June 25, 1999
---------------------------
Theresa Carlise


/s/ Samuel S. Zacharias                     Director                                    June 25, 1999
---------------------------
Samuel S. Zacharias


/s/ Irwin B. Goldstein                      Director                                    June 25, 1999
---------------------------
Irwin B. Goldstein

                           NATIONAL RECORD MART, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                        Page
                                                                                        ----
Report of Independent Auditors                                                          18

Consolidated Statements of Operations for the fiscal years
ended March 27, 1999, March 28, 1998, and March 29, 1997                                19

Consolidated Balance Sheets as of March 27, 1999 and March 28, 1998                     20

Consolidated Statements of Cash Flows for the fiscal years
ended March 27, 1999, March 28, 1998, and March 29, 1997                                21

Consolidated Statements of Stockholders' Equity for the fiscal years
ended March 27, 1999, March 28, 1998, and March 29, 1997                                22

Notes to Consolidated Financial Statements                                              23

Report of Independent Auditors



To the Board of Directors and Stockholders of National Record Mart, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of National Record Mart, Inc. and subsidiary as of March 27, 1999 and March 28, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Record Mart, Inc. and subsidiary at March 27, 1999 and March 28, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 27, 1999, in conformity with generally accepted accounting principles.



                                                      ERNST & YOUNG LLP


Pittsburgh, Pennsylvania
June 11, 1999

                   NATIONAL RECORD MART, INC. and Subsidiary
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the years ended March 27, 1999, March 28, 1998 and March 29, 1997


                                                                        Years Ended
                                                        --------------------------------------------
                                                          March 27,       March 28,      March 29,
                                                            1999            1998           1997
                                                        -------------   -------------  -------------
Net sales                                               $ 129,902,083   $ 112,488,429  $  99,438,863
Cost of sales                                              81,685,053      69,524,955     62,332,670
                                                        -------------   -------------  -------------
    Gross profit                                           48,217,030      42,963,474     37,106,193

Selling, general and administrative expenses               43,743,424      36,858,670     34,385,354
Depreciation and amortization                               3,540,141       2,801,248      2,725,030
Interest expense                                            3,165,988       1,859,661      1,730,893
Interest income                                               (83,493)        (37,935)       (34,656)
Other expense (income)                                        539,173         104,321        (26,450)
                                                        -------------   -------------  -------------
Total expenses                                             50,905,233      41,585,965     38,780,171
                                                        -------------   -------------  -------------

(Loss) income before income tax expense (benefit)          (2,688,203)      1,377,509     (1,673,978)
(Benefit) provision for income taxes                         (996,862)        484,861       (573,307)
                                                        -------------   -------------    -----------

    Net (loss) income                                   $  (1,691,341)   $    892,648  $  (1,100,671)
                                                        =============   =============  =============

Basic net (loss) income per share                       $       (0.35)   $       0.18  $       (0.23)
Diluted net (loss) income per share                     $       (0.35)   $       0.18  $       (0.23)

Basic weighted average common shares outstanding            4,800,867       4,844,624      4,851,694
Weighted average number of common shares and common
 equivalent shares (warrants and options) outstanding       4,800,867       5,057,323      4,851,694



           See accompanying notes to consolidated financial statements

                    NATIONAL RECORD MART, INC. and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                     As of March 27, 1999 and March 28, 1998

                                                                                        March 27,              March 28,
                                                                                          1999                   1998
                                                                                      ------------           ------------
Assets
 Current assets:
  Cash and cash equivalents                                                           $    853,222           $    384,304
  Merchandise inventory                                                                 44,137,192             37,000,610
  Due from stockholder                                                                     494,249                399,544
  Deferred income taxes                                                                    417,000                343,000
  Refundable income taxes                                                                  229,860                 63,522
  Other current assets                                                                   3,358,625              1,886,692
                                                                                      ------------           ------------
 Total current assets                                                                   49,490,148             40,077,672

 Property and equipment, at cost                                                        36,014,844             25,108,592
 Accumulated depreciation and amortization                                             (17,771,446)           (15,006,851)
                                                                                      ------------           ------------
 Property and equipment, net                                                            18,243,398             10,101,741

 Other assets:
  Deferred income taxes                                                                  1,726,319                984,000
  Intangibles                                                                            2,534,646              1,001,845
  Other assets                                                                             499,180                374,810
                                                                                      ------------           ------------
 Total other assets                                                                      4,760,145              2,360,655
                                                                                      ------------           ------------
    Total assets                                                                      $ 72,493,691           $ 52,540,068
                                                                                      ============           ============

Liabilities and stockholders' equity
 Current liabilities:
  Accounts payable                                                                    $ 15,537,814           $ 12,327,619
  Deferred income                                                                        1,505,954              1,193,132
  Other liabilities and accrued expenses                                                 4,281,331              2,466,415
  Current maturities of long-term debt                                                     106,695                 17,127
  Income taxes payable                                                                        --                  181,782
                                                                                      ------------           ------------
 Total current liabilities                                                              21,431,794             16,186,075

 Long-term debt:
   Notes payable                                                                        13,845,464                 12,301
   Revolving credit facility                                                            21,373,000             19,383,236
                                                                                      ------------           ------------
 Total long-term debt                                                                   35,218,464             19,395,537

 Commitments and contingencies

 Stockholders' equity:
   Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued                  --                     --
   Common Stock, $.01 par value, 9,000,000 shares authorized,
    5,494,384 and 5,037,916 shares issued, and 5,049,567 and 4,844,624 shares
    outstanding at March 27, 1999 and March 28, 1998, respectively                          54,944                 50,379
   Additional paid-in capital                                                           15,858,922             14,057,288
   Retained earnings                                                                     1,590,432              3,281,773
                                                                                      ------------           ------------
                                                                                        17,504,298             17,389,440
   Less Treasury Stock, 444,817 and 193,292 shares at
    March 27, 1999 and March 28, 1998, respectively                                     (1,660,865)              (430,984)
                                                                                      ------------           ------------
   Total stockholders' equity                                                           15,843,433             16,958,456
                                                                                      ------------           ------------
    Total liabilities and stockholders' equity                                        $ 72,493,691           $ 52,540,068
                                                                                      ============           ============

           See accompanying notes to consolidated financial statements

                   NATIONAL RECORD MART, INC. and Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the years ended March 27, 1999, March 28, 1998 and March 29, 1997


                                                                                       Years Ended
                                                              -------------------------------------------------------------
                                                                March 27,               March 28,                March 29,
                                                                  1999                    1998                     1997
                                                              -------------           -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                             $  (1,691,341)          $     892,648           $  (1,100,671)
Adjustments to reconcile net (loss) income to
net cash (used in) provided by operating activities:
  Depreciation and amortization                                   3,540,141               2,801,248               2,725,030
  Accretion of notes payable for value assigned
   for warrants                                                     445,464                    --                      --
  Loss from sale of property and equipment                          144,101                 185,475                 116,269
  Deferred income taxes                                            (816,319)                185,000                 546,000
  Other                                                              31,085                    --                  (221,900)
Changes in operating assets and liabilities:
  Merchandise inventory                                          (4,862,139)                466,564              (2,157,839)
  Other assets                                                     (636,789)               (721,147)               (363,945)
  Refundable income taxes                                          (166,338)              1,459,617                    --
  Accounts payable                                                3,210,195              (2,207,512)              1,139,728
  Deferred income                                                   312,822                 214,201                 226,152
  Other liabilities and accrued expenses                          1,805,352                 351,269                 (60,042)
  Income taxes payable                                             (181,782)                181,782                    --
                                                              -------------           -------------           -------------
  Net cash (used in) provided by operating activities            (1,134,452)              3,809,145                 848,782

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                            (10,300,704)             (2,508,714)             (2,942,008)
  Asset purchases (see Note 8)                                   (4,507,275)                   --                      --
  Amounts (loaned to) received from stockholders                    (94,705)                (28,819)                 17,346
  Other long-term investments                                          --                   235,447                 172,669
                                                              -------------           -------------           -------------

    Net cash used in investing activities                       (14,902,689)             (2,302,086)             (2,751,993)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt                                             (164,655,790)           (130,704,676)           (115,442,498)
  Borrowings on revolving line of credit                        180,122,821             128,747,032             117,620,261
  Purchases of Treasury Stock                                    (1,229,881)                   --                      --
                                                              -------------           -------------           -------------
    Net cash provided (used in) by financing activities          14,237,150              (1,957,644)              2,177,763
                                                              -------------           -------------           -------------

  Net increase (decrease) in cash and cash equivalents              468,918                (450,585)                274,552
  Cash and cash equivalents, beginning of year                      384,304                 834,889                 560,337
                                                              -------------           -------------           -------------
  Cash and cash equivalents, end of year                      $     853,222           $     384,304           $     834,889
                                                              =============           =============           =============



           See accompanying notes to consolidated financial statements

                   NATIONAL RECORD MART, INC. and Subsidiary
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     For the years ended March 27, 1999, March 28, 1998 and March 29, 1997


                                                         Additional                                                  Total
                                    Common Stock          Paid-in        Retained          Treasury Stock        Stockholders'
                                 Shares      Amount       Capital        Earnings       Shares       Amount         Equity
                                ---------    -------   ------------    ------------    -------   ------------   -------------
Balance at March 30, 1996       5,037,916    $50,379   $ 14,004,188    $  3,489,796    166,200   $   (366,642)  $ 17,177,721
 Net loss                            --         --             --        (1,100,671)      --             --       (1,100,671)
 Shares obtained in exchange
  for notes receivable               --         --             --              --       27,092        (64,342)       (64,342)
 Compensatory stock options          --         --           53,100            --         --             --           53,100
                                ---------    -------   ------------    ------------    -------   ------------   ------------

Balance at March 29, 1997       5,037,916     50,379     14,057,288       2,389,125    193,292       (430,984)    16,065,808
 Net income                          --         --             --           892,648       --             --          892,648
                                ---------    -------   ------------    ------------    -------   ------------   ------------

Balance at March 28, 1998       5,037,916     50,379     14,057,288       3,281,773    193,292       (430,984)    16,958,456
 Warrants issued and exercised    455,968      4,560      1,800,389            --         --             --        1,804,949
 Stock options exercised              500          5          1,245            --         --             --            1,250
 Net loss                            --         --             --        (1,691,341)      --             --       (1,691,341)
 Purchases of treasury stock         --         --             --              --      251,525     (1,229,881)    (1,229,881)
                                ---------    -------   ------------    ------------    -------   ------------   ------------

Balance at March 27, 1999       5,494,384    $54,944   $ 15,858,922    $  1,590,432    444,817   $ (1,660,865)  $ 15,843,433
                                =========    =======   ============    ============    =======   ============   ============









           See accompanying notes to consolidated financial statements

                    NATIONAL RECORD MART, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

National Record Mart, Inc. (the "Company") is a specialty retailer of home entertainment products, including compact discs, audio and video cassettes, and related accessories. As of March 27, 1999, the Company operated 174 stores in 30 states primarily in the eastern part of the United States and operates under five distinct store concepts, National Record Mart or NRM Music, Waves Music, Vibes Music, Music Oasis and Music X,each of which targets a different customer base. The Company's fiscal year is the 52 or 53 weeks ending on the Saturday in March closest to March 31. Fiscal years 1999, 1998 and 1997 ended on March 27 (52 weeks), March 28 (52 weeks) and March 29 (52 weeks), respectively.

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

                                                                March  27,        March 28,
               Assets                       Asset Lives            1999             1998
               ------                       -----------       -------------     -------------
         Leasehold improvements              10 years         $  15,804,791     $  10,638,275
         Fixtures and equipment               7 years            20,138,334        14,398,598
         Vehicles                             5 years                71,719            71,719
                                                                 ----------     -------------
                  Total                                          36,014,844        25,108,592
         Less accumulated depreciation                          (17,771,446)      (15,006,851)
                                                              -------------     -------------
                  Property and equipment, net                 $  18,243,398     $  10,101,741
                                                              =============     =============


Depreciation expense for the years ended March 27, 1999, March 28, 1998 and March 29, 1997 was approximately $3,096,000, $2,562,000 and $2,487,000, respectively.

INTANGIBLE ASSETS

Intangible assets recorded by the Company are being amortized using the straight-line method over their estimated useful lives. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the original acquisition of the Company and the acquisitions of businesses in fiscal 1994 and fiscal 1999, and is being amortized over periods of 40 and 15 years, respectively. The estimated useful life of other intangible assets is five years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheets for the Company's financial instruments approximates their fair value.

STORE OPENING COSTS

The expenses associated with the opening of new stores are charged to expense as incurred.

ADVERTISING COSTS

Advertising and sales promotional programs are charged to expense during the period in which they are incurred. Total advertising and sales promotional expenses for the fiscal years ended March 27, 1999, March 28, 1998 and March 29, 1997 were $2,046,000, $1,900,000, and $2,011,000, respectively.

STOCK OPTION PLANS

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock based employee compensation plans. The Company continues to account for its stock-based employee compensation plan under Accounting Principles Board No. 25. See pro forma disclosures required under FASB Statement No. 123 in Note 4.

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

                                                         March 27,             March 28,             March 29,
                                                           1999                  1998                  1997
                                                        -----------           -----------           -----------
Weighted average common shares outstanding                4,800,867             4,844,624             4,851,694
Dilutive common stock equivalents                              --                 442,429                  --
Treasury stock assumed to be repurchased using
 proceeds from options and warrants                            --                (229,730)                 --
                                                        -----------           -----------           -----------

Weighted average common shares and equivalents
 outstanding                                              4,800,867             5,057,323             4,851,694
                                                        ===========           ===========           ===========
Net (Loss) Income                                       $(1,691,341)          $   892,648           $(1,100,671)
                                                        ===========           ===========           ===========


RECLASSIFICATION

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the March 27, 1999 presentation.

2. REVOLVING CREDIT FACILITY AND TERM DEBT

Long-term debt consisted of the following as of:

                                                                    March 27,       March 28,
                                                                      1999            1998
                                                                 -------------    -------------
       Revolving Credit Facility-- Bears interest at the
       bank's base rate (7.75% at March 27, 1999) or the
       30-day LIBOR rate (4.9375% at March 27, 1999) plus
       2.0%. Secured by substantially all of the assets
       of the Company.                                           $  21,373,000    $  19,383,236

       Subordinated  Notes -- $15 million notes with
       interest rate of 11.75%.  Notes net of discount of
       $1,154,536 as of March 27, 1999.                             13,845,464           --

       Other                                                           106,695           29,428
                                                                 -------------    -------------
                                                                    35,325,159       19,412,664
       Less current maturities                                         106,695           17,127
                                                                 -------------    -------------
       Long-term debt                                            $  35,218,464    $  19,395,537
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

On April 16, 1998, the Company secured a private placement of $15,000,000 in senior subordinated notes. The notes carry an interest rate of 11.75% payable semi-annually and expire April 16, 2001. In consideration of the placement the Company issued 400,000 common stock warrants with an exercise price of $0.01. The Company has allocated $1,600,000 of value for accounting purposes to the warrants, which has been recorded as a reduction of the $15,000,000. This reduction will be accreted as additional interest expense over the term of the note. The Company has issued 39,990 warrants for an additional expense of $205,000 in the third quarter of fiscal 1999. The additional warrants are a settlement for the delay in the effective date of registering the 400,000 warrants noted above with the SEC. During the year, both the 400,000 and 39,990 warrants were exercised.

Future scheduled maturities of long-term debt are as follows:

                         Year Ended
                           March
                         ----------
                           2000                         $   106,695
                           2001                                  --
                           2002                          15,000,000
                           2003                                  --
                           2004                          21,373,000
                           Thereafter                            --
                                                        -----------
                                                         36,479,695

                           Discount to be accreted       (1,154,536)
                                                        -----------
                           Total                        $35,325,159
                                                        ===========

Interest payments of $2,363,000, $1,860,000, and $1,731,000 were made during the fiscal years ended March 27, 1999, March 28, 1998 and March 29, 1997, respectively.

3. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company has a qualified, noncontributory profit sharing plan for eligible employees. Contributions to the plan, as determined by the Board of Directors, are discretionary but generally may not exceed 15% of the defined annual compensation paid to all participating employees. No contributions were made to the plan for any of the years presented.

401(k) Plan. During fiscal 1996, the Company adopted a 401(k) plan for eligible employees. Employees who have attained age 21 and are paid for 1,000 or more hours of service within the twelve months from the date hired are eligible to participate. Under provisions of the plan, participants may contribute up to 15% of their eligible compensation to the plan. These contributions are made through payroll deductions and are partially matched by the Company. Contributions made by the Company to its 401(k) plan were $64,000, $50,000 and $49,000 for the years ended March 27, 1999, March 28, 1998 and March 29, 1997, respectively.

4. STOCK OPTION PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees"and the related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 (FASB 123), "Accounting for Stock-Based Compensation,"requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is greater than the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

The Company's Board of Directors approved on July 1, 1997 the issuance of options to purchase 200,000 shares of the Company's common stock to William A. Teitelbaum. The options vest over twenty years and are exercisable at $0.10, with an expiration date of July 1, 2024. The options have a vesting event to automatically vest in full upon termination, death, merger, acquisition or liquidation.

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended March 27, 1999: risk free rate of 5.48%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 1.283; and weighted-average expected life of the option of five years. For the year ended March 28, 1998: risk-free interest rate of 6.38%; no dividend yield; volatility factors of the expected market price of the Company's common stock of .805; and weighted-average expected life of the option of five years. For the year ending March 29, 1997: risk-free interest rate of 6.53%; no dividend yield; volatility factors of the expected market price of the Company's common stock of .784; and weighted average expected life of the option of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                   March 27,                 March 28,                     March 29,
                                                     1999                      1998                          1997
                                                 -------------             -------------               --------------
Pro forma net income (loss)                      $  (1,744,919)            $     845,579               $   (1,100,671)

Pro forma net income (loss) per share:
  Basic                                          $       (0.36)            $        0.17               $        (0.23)
  Fully diluted                                  $       (0.36)            $        0.17               $        (0.23)



Stock options granted prior to March 26, 1995 are excluded from the determination of pro forma net income.

A summary of the Company's stock option activity follows:

                                          March 27, 1999                    March 28, 1998                   March 29, 1997
                                    --------------------------        --------------------------       ---------------------------
                                                      Weighted                          Weighted                         Weighted
                                                       Average                           Average                           Average
                                                      Exercise                          Exercise                          Exercise
                                    Options            Price          Options            Price         Options             Price
                                    --------------------------        --------------------------       ---------------------------
Outstanding -
 beginning of year                  503,300           $   1.63        268,500           $   2.72        240,500           $   0.75

Granted                              34,350               5.90        235,900               0.47        228,500               2.50

Exercised                              (500)              2.50           --                --              --                --

Cancelled                           (20,200)              2.50         (1,100)              2.50       (200,500)              0.11
                                    --------------------------        --------------------------       ---------------------------

Outstanding -
 end of year                        516,950           $   1.88        503,300           $   1.63        268,500           $   2.72
                                    ==========================        ==========================       ===========================

Exercisable - end of year           134,600           $   2.77         68,860           $   3.20         58,400           $   3.46
                                    ==========================        ==========================       ===========================


5. INCOME TAXES

The provision (benefit) for income taxes, as shown in the accompanying Consolidated Statements of Operations, includes the following components:

                                                              March 27,             March 28,              March 29,
                                                                1999                  1998                   1997
                                                             -----------           -----------           -----------
         Current provision:
           Federal                                           $  (175,520)          $   294,741           $(1,068,980)
           State                                                  (5,023)                5,120               (50,327)
                                                             -----------           -----------           -----------
                                                                (180,543)              299,861            (1,119,307)
         Deferred                                               (816,319)              185,000               546,000
                                                             -----------           -----------           -----------
         Total provision (benefit) for income taxes          $  (996,862)          $   484,861           $  (573,307)
                                                             ===========           ===========           ===========

A reconciliation of the Company's effective income tax rate with the federal statutory rate is as follows:

                                                              March 27,             March 28,              March 29,
                                                                1999                  1998                   1997
                                                             -----------           -----------           -----------
         Federal statutory rate                                  34%                   34%                   34%
         State income taxes, net of federal tax benefit          --                     1                    --
         Nontaxable amounts                                      --                    --                     1
                                                             -----------           -----------           -----------
             Effective income tax rate                           34%                   35%                   35%
                                                             ===========           ===========           ===========


Tax refunds of approximately $9,300, $1,324,000 and $1,019,000 were received during the fiscal years ended March 27, 1999, March 28, 1998 and March 29, 1997, respectively.

Significant components of the Company's deferred tax assets and liabilities as of March 27, 1999 and March 28, 1998 are as follows:

                                                                      March 27,     March 28,
                                                                        1999          1998
                                                                     ----------   -----------
         Deferred tax assets:
           Excess tax basis in property and equipment                $1,029,000   $ 1,093,000
           Excess tax basis in inventory                                296,000       247,000
           Other                                                        523,000       388,000
           NOL Carry Forward                                            811,000
                                                                     ----------   -----------
                                                                      2,659,000     1,728,000
         Deferred tax liabilities:
           Excess book basis in other current assets                   (515,000)     (401,000)
                                                                     ----------   -----------
         Net deferred tax assets                                     $2,144,000   $ 1,327,000
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


6. COMMITMENTS AND CONTINGENCIES

The Company leases its retail stores and distribution center under operating leases. The lease agreements, including renewal options, expire on various dates through 2007. Most leases provide for additional contingent rents based on a percentage of sales and increases in real estate taxes. Future minimum annual lease payments under noncancellable lease agreements in excess of one year at March 27, 1999 are as follows:

                  2000                                      $  14,499,789
                  2001                                         13,671,175
                  2002                                         12,715,729
                  2003                                         11,754,301
                  Thereafter                                   47,665,378
                                                            -------------
                  Total future minimum lease payments       $ 100,306,372
                                                            =============

Rent expense for the years ended March 27, 1999, March 28, 1998 and March 29, 1997 was $13,168,000, $10,981,000 and $10,699,000 respectively, including contingent rentals of $197,000, $161,000 and $144,000, respectively.

7. CONCENTRATION OF BUSINESS RISKS

The Company purchases inventory for its stores from approximately 500 suppliers, with approximately 74% of purchases being made from five suppliers. In the past the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. However, a loss of a major supplier could cause a possible loss of sales, which would have an adverse effect on operating results and result in a decrease in vendor support for the Company's advertising programs.

8. ASSET PURCHASES

On May 4, 1998, the Company purchased certain of the assets of Record Den Inc. and DJK Records & Video Inc., totaling four stores. The acquisition was accounted for using the purchase method of accounting for a purchase price of approximately $933,000 resulting in $195,000 of goodwill which is being amortized using the straight line method over 15 years, $708,000 for purchased assets and a $30,000 consulting and noncompete agreement for a period of three years. The purchase price was paid in cash upon completion of the agreement.

On November 13, 1998, the Company purchased certain of the assets of Happy Town Inc. and Tempo, totaling twelve stores. The acquisition was accounted for using the purchase method of accounting for a purchase price of approximately $3,574,000 resulting in $869,000 of goodwill which is being amortized using the straight line method over 15 years, $2,648,000 for purchased assets and a $57,000 consulting and noncompete agreement for a period of three years. The purchase price was paid in cash upon completion of the agreement.


9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                         BASIC               DILUTED
                                                        NET            NET (LOSS)           NET (LOSS)            COMMON STOCK
                                    GROSS             INCOME            INCOME                INCOME                  PRICE
                  SALES             PROFIT            (LOSS)           PER SHARE            PER SHARE          HIGH           LOW
                  -----             ------            ------           ---------            ---------          ----           ---
1999:
First            $ 24,435          $  9,414          $ (1,218)          $ (0.25)             $ (0.25)        $ 12.875       $ 5.625
Second             26,368            10,015            (1,080)            (0.22)               (0.22)          10.375         3.375
Third              47,716            17,207             2,442              0.51                 0.44           19.125         3.875
Fourth             31,383            11,581            (1,835)            (0.38)               (0.38)           9.875         3.625
                 --------          --------          --------           -------              -------
  Total          $129,902          $ 48,217          $ (1,691)          $ (0.35)*            $ (0.35)*
                 ========          ========          ========           =======              =======

1998:
First            $ 21,013          $  8,038          $   (908)          $ (0.19)             $ (0.19)        $  1.563       $ 1.250
Second             23,691             8,967              (791)            (0.16)               (0.16)           4.625         2.688
Third              41,706            15,394             2,884              0.60                 0.56            4.500         3.500
Fourth             26,078            10,564              (292)            (0.06)               (0.06)           6.500         3.500
                 --------          --------          --------           -------              -------
  Total          $112,488          $ 42,963          $    893           $  0.18 *            $  0.18 *
                 ========          ========          ========           =======              =======

*  data rounded in quarterly calculations

                                INDEX TO EXHIBITS

     The following documents are filed as part of this 10K for the year ended March 27, 1999

     Exhibit No.  Description
     -----------  -----------
         3.1 Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
         3.2      Amended and Restated By-Laws of the Company, filed as Exhibit
                  3.4 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
         3.3 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended March 25, 1995 and incorporated by reference herein
         4.1 Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed as Exhibit
                  10.16 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
         4.2 Amendment, dated January 12, 1995, between the Company and Barclays Business Credit, Inc., to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed as exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.3 Amendment, dated September 8, 1995, between the Company and Shawmut Capital Corporation, successor to Barclays Credit, Inc., to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed as exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.4 Amendment, dated July 19, 1996, between the Company and Fleet Capital Corporation, successor to Shawmut Capital Corporation, to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed as exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.5 Amendment, dated October 17, 1996, between the Company and Fleet Capital Corporation, to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1997 and incorporated by reference herein
         4.6 Amendment, dated June 25, 1997, between the Company and Fleet Capital Corporation, to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed as exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.7 Amendment, dated February 17, 1998, between the Company and Fleet Capital Corporation, to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed as exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.8 Amendment, dated April 16, 1998, between the Company and Fleet Capital Corporation, to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed as exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.9 Senior Subordinated Secured Note Purchase Agreement, dated as of April 16, 1998, among the Company, the Guarantors from time to time party thereto, the Purchasers from time to time party thereto, and Robert Fleming, Inc., as Agent, filed as exhibit
                  4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.10 Senior Subordinated Note Purchase Agreement, dated as of April 16, 1998, among the Company, the Guarantors from time to time party thereto, the Purchasers from time to time party thereto, and Robert Fleming, Inc., as Agent, filed as exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.11 Issuer Security and Pledge Agreement, dated as of April 16, 1998, between the Company and Robert Fleming, Inc., as Agent, filed as exhibit 4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.12 Guarantor Security and Pledge Agreement, dated as of April 16, 1998, between NRM Investments, Inc. and Robert Fleming, Inc., as Agent, filed as exhibit 4.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.13 Trademark Collateral Security Agreement, dated as of April 16, 1998, between the Company and Robert Fleming, Inc., as Agent, filed as exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.14 Subordination Agreement, dated as of April 16, 1998, between Robert Fleming, Inc., as Agent, and Fleet Capital Corporation, acknowledged by the Company and NRM Investments, Inc., filed as exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.15 Junior Subordination Agreement, dated as of April 16, 1998, between Robert Fleming, Inc., as Agent, and Fleet Capital Corporation, acknowledged by the Company and NRM Investments, Inc., filed as exhibit 4.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.

     Exhibit No.  Description
     -----------  -----------
         4.16 Collateral Sharing and Agency Agreement, dated as of April 16, 1998, among the Company, NRM Investments, Inc., Robert Fleming, Inc., as Agent, and Fleet Capital Corporation, for itself and as Collateral Agent, filed as exhibit 4.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         10.1 Sublease dated July 1, 1992 between the Company and General Motors Corporation, filed as Exhibit 10.12 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
         10.2 Employment Agreement dated April 1, 1993 between the Company and William A. Teitelbaum, filed as Exhibit 10.11 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
         10.3 Stock Option Agreement dated June 10, 1996 between the Company and William A. Teitelbaum, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1996 and incorporated by reference herein
         10.4 Stock Option Agreement dated July 1, 1997 between the Company and William A. Teitelbaum, filed as exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         10.5 Registration Rights Agreement dated July 1, 1997 between the Company and William A. Teitelbaum, filed as exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         10.6 Employment Agreement dated as of January 1, 1996 between the Company and Theresa Carlise, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1996 and incorporated by reference herein
         10.7     National Record Mart, Inc. 1993 Stock Option Plan, filed as
                  Exhibit 10.14 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
         10.8 National Record Mart, Inc. Non-Employee Director Stock Option Plan, filed as Exhibit 10.15 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
         10.9 National Record Mart, Inc. 1997 Non-Employee Director Stock Option Plan, filed as exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         10.10 Warrant Agreement, dated as of April 16, 1998, between the Company, Robert Fleming, Inc. and Seneca Capital, L.P., filed as exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         10.11 Registration Rights Agreement, dated as of April 16, 1998, between the Company and the holders of registrable securities referred to therein, filed as exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         10.12 Tag Along Agreement, dated as of April 16, 1998, between the Company, Seneca Capital, L.P., Robert Fleming, Inc. and certain holders of shares of common stock of the Company, filed as exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         23.1     Consent of Ernst & Young LLP