Form 10-K/A
period 1999-03-27
NATIONAL RECORD MART INC /DE/
filed 1999-07-08
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Item 8. Financial Statements and Supplementary Data.

The consolidated statements of cash flows for the years ended March 27, 1999, March 28, 1998 and March 29, 1997 for National Record Mart, Inc. and Subsidiary included in National Record Mart's Form 10-K for the year ended March 27, 1999 contained two typographical errors. The net cash provided by operating activities for the year ended March 27, 1999 was inadvertently stated as ($1,134,452); the correct amount was $1,134,452 and net cash used in investing activities was inadvertently stated as (14,902,689); the correct amount was (14,902,684). The attached consolidated statements of cash flows correct these errors.

                   NATIONAL RECORD MART, INC. and Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the years ended March 27, 1999, March 28, 1998 and March 29, 1997


                                                                                       Years Ended
                                                              -------------------------------------------------------------
                                                                March 27,               March 28,                March 29,
                                                                  1999                    1998                     1997
                                                              -------------           -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                             $  (1,691,341)          $     892,648           $  (1,100,671)
Adjustments to reconcile net (loss) income to
net cash (used in) provided by operating activities:
  Depreciation and amortization                                   3,540,141               2,801,248               2,725,030
  Accretion of notes payable for value assigned
   for warrants                                                     445,464                    --                      --
  Loss from sale of property and equipment                          144,101                 185,475                 116,269
  Deferred income taxes                                            (816,319)                185,000                 546,000
  Other                                                              31,085                    --                  (221,900)
Changes in operating assets and liabilities:
  Merchandise inventory                                          (4,862,139)                466,564              (2,157,839)
  Other assets                                                     (636,789)               (721,147)               (363,945)
  Refundable income taxes                                          (166,338)              1,459,617                    --
  Accounts payable                                                3,210,195              (2,207,512)              1,139,728
  Deferred income                                                   312,822                 214,201                 226,152
  Other liabilities and accrued expenses                          1,805,352                 351,269                 (60,042)
  Income taxes payable                                             (181,782)                181,782                    --
                                                              -------------           -------------           -------------
  Net cash provided by operating activities                       1,134,452               3,809,145                 848,782

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                            (10,300,704)             (2,508,714)             (2,942,008)
  Asset purchases (see Note 8)                                   (4,507,275)                   --                      --
  Amounts (loaned to) received from stockholders                    (94,705)                (28,819)                 17,346
  Other long-term investments                                          --                   235,447                 172,669
                                                              -------------           -------------           -------------

    Net cash used in investing activities                       (14,902,684)             (2,302,086)             (2,751,993)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt                                             (164,655,790)           (130,704,676)           (115,442,498)
  Borrowings on revolving line of credit                        180,122,821             128,747,032             117,620,261
  Purchases of Treasury Stock                                    (1,229,881)                   --                      --
                                                              -------------           -------------           -------------
    Net cash provided by (used in) financing activities          14,237,150              (1,957,644)              2,177,763
                                                              -------------           -------------           -------------

  Net increase (decrease) in cash and cash equivalents              468,918                (450,585)                274,552
  Cash and cash equivalents, beginning of year                      384,304                 834,889                 560,337
                                                              -------------           -------------           -------------
  Cash and cash equivalents, end of year                      $     853,222           $     384,304           $     834,889
                                                              =============           =============           =============



           See accompanying notes to consolidated financial statements

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATIONAL RECORD MART, INC.


                                            BY: /s/ William A. Teitelbaum
                                                --------------------------------
                                                William A. Teitelbaum
                                                Chairman of the Board, President
                                                and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Capacity                                    Date
---------                                   --------                                    ----
                                            Chairman of the Board, President
/s/ William A. Teitelbaum                   Chief Executive Officer and Director        July 8, 1999
---------------------------
William A. Teitelbaum

                                            Senior Vice President
                                            Chief Financial Officer,
                                            Chief Accounting Officer,
/s/ Theresa Carlise                         Treasurer, Secretary and Director           July 8, 1999
---------------------------
Theresa Carlise


/s/ Samuel S. Zacharias                     Director                                    July 8, 1999
---------------------------
Samuel S. Zacharias


/s/ Irwin B. Goldstein                      Director                                    July 8, 1999
---------------------------
Irwin B. Goldstein