Form 10-K/A
period 1999-03-27
NATIONAL RECORD MART INC /DE/
filed 1999-07-23
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 27, 1999
                                       OR

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


The undersigned registrant hereby amends its Annual Report for the fiscal year ended March 27, 1999 on Form 10-K as filed with the Securities and Exchange Commission by adding Items 10, 11, 12 and 13 of Part III.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                  The following table sets forth certain information concerning the directors of the Company.

                                       Director
        Name                Age          Since                   Position
        ----                ---          -----                   --------

William A. Teitelbaum        49          1986          Chairman, Chief Executive Officer, President
                                                         and Director

Theresa Carlise              40          1993          Senior Vice President, Chief
                                                         Financial Officer, Assistant Secretary and Director

Samuel S. Zacharias          56          1993          Director

Irwin B. Goldstein           70          1993          Director


Mr. Teitelbaum has served as Chairman of the Company since 1986 and has served as President and Chief Executive Officer since 1991. In January 1997 Mr. Teitelbaum resigned as President, but retained his position as Chairman and Chief Executive Officer. In January 1998, Mr. Teitelbaum resumed the position of President. He also served as Vice President and Treasurer from 1986 to 1991. From 1980 to 1985, he was a partner of Bear Stearns & Co. Since 1985 Mr. Teitelbaum has been the sole shareholder and Chairman of Remsen Funding Corp., a New York investment firm. In addition, since 1991, Mr. Teitelbaum has served as a Director of Alarmax Distributors.

Ms. Carlise joined the Company in July 1986 as a financial systems consultant in connection with the establishment of an automated accounting system and subsequently became Controller of the Company in 1987. Ms. Carlise has served as Treasurer of the Company since 1991. She served as Vice President of Finance of the Company from April 1990 to April 1993, when she became Senior Vice President, Chief Financial Officer and a Director. From February 1998 to June 1999 Ms. Carlise served as Secretary of the Company. In June 1999 she was elected Assistant Secretary.

Mr. Zacharias has been President, Senior Partner and a Director of Gateway Financial Group, Inc., an insurance consulting and merchant banking firm, since 1983. Mr. Zacharias also has served as President and a Director of Realsearch International, Ltd., an investment banking firm, since 1979. He has served as a Director of Three Rivers Energy Resources, Inc. since June 1976. Mr. Zacharias has served as a Director of the Company since January 1993.

Mr. Goldstein was Senior Vice President--Credit for Warner Elektra Atlantic Corp. from 1985 until his retirement in 1992. From 1977 to 1985, Mr. Goldstein served in various positions at Warner Elektra Atlantic Corp., including Vice President and director of credit. Mr. Goldstein has served as a Director of the Company since September 1993.

Compensation Committee Interlocks and Insider Participation

                  The Compensation and Stock Option Committee consists of Mr. Zacharias. During Fiscal Year 1999, no executive officer served on a compensation committee (or other board committee performing equivalent functions) or board of directors of an entity related to any member of the Board of Directors.

Cash Compensation

                  Directors who are employees of the Company do not receive a retainer or fees for attending meetings of the Board of Directors or meetings of committees of the Board. Non-employee directors of the Company receive as compensation for their services to the Company, in addition to reimbursement for out-of-pocket expenses in connection with attending Board meetings, an annual fee of $5,000, payable in quarterly installments and a meeting fee of $1,000 for regularly scheduled meeting days and $500 for any committee meeting attended.

Director Stock Option Plan

                  In May 1993, the Board of Directors adopted the National Record Mart, Inc. 1993 Non-Employee Director Stock Option Plan (the "Directors Plan"), which was approved by the stockholders of the Company on June 3, 1993. The Directors Plan provides for the grant of options to purchase Common Stock to those directors who are not employees of the Company.

                  Options to purchase up to 15,000 shares of Common Stock may be granted under the Directors Plan. Shares issued upon exercise of options granted under the Directors Plan may be authorized but unissued shares, shares repurchased and held in treasury by the Company or a combination thereof. Each option vests over a five-year period with one-fifth of the option shares vesting on each of the first through fifth anniversaries of the date of the grant. The exercise price of options granted under the Directors Plan is the fair market value (as determined pursuant to the Directors Plan) of the Common Stock on the date of grant of the option (except that, in the case of the initial grant of options in fiscal 1994, the exercise price is $7.50 per share). Options granted under the Directors Plan may be exercised by a participant by giving written notice to the Company and by paying the exercise price in cash or by surrendering other shares of Common Stock with a market value equal to the exercise price.

                  The Directors Plan will terminate on the tenth anniversary of its effective date, subject to earlier termination by the Board of Directors. The Board of Directors has the authority to amend or terminate the Directors Plan at any time without approval, except for certain amendments, which require stockholder approval. Amendments requiring stockholder approval include amendments which would materially increase the benefits accruing to participants, materially increase the number of securities which may be issued under the Directors Plan or materially modify the requirements as to eligibility for participation in the Directors Plan. In addition, no action by the Board of Directors or the stockholders with respect to the Directors Plan may alter or impair any option previously granted without the participant's consent.

                  Vested options granted under the Directors Plan must be exercised within ten years from the date of grant. In the event of a participant's termination of membership on the Board of Directors, the participant will have three months to exercise any vested options then outstanding. In the case of termination of membership on the Board of Directors for disability or death of the participant, the participant or his or her estate or beneficiary (as applicable) will have twelve months to exercise any vested options. In the event of a "change in control" (as defined in the Directors
Plan) involving the Company, all options then outstanding, including options which have not yet vested, will be deemed to vest immediately upon occurrence of the event constituting the change in control.

                  On June 30, 1997, the Company's Board of Directors approved the 1997 Non-Employee Directors Stock Option Plan (the "1997 Directors Plan"). The 1997 Directors Plan provides for the grant of a maximum of 25,000 shares in the aggregate to all independent members of the board who are not employees. The options are vested as of the grant date and are exercisable over a ten year period from the date of grant at an exercise price of not less than the fair market value of the Common Stock on the date of grant.

                  As of March 29, 1999, each of the two non-employee directors of the Company have received options to purchase 5,000 shares of Common Stock at an exercise price of $7.50 under the Directors Plan and 5,000 shares of Common Stock at an exercise price of $2.50 under the 1997 Directors Plan. Options at the exercise price at $7.50 had no aggregate value as measured by the difference between the closing price of the Common Stock on the NASDAQ National Market System as of March 27, 1999 ($4.313 per share) and the exercise price of the options ($7.50 per share). With respect to options granted at the exercise price of $2.50, the potential realizable value of such unexercised options for each of the non-employee directors was $9,065. Executive officers, directors who are employed by the Company and other employees of the Company are not eligible to receive any grant of options under the Directors Plan or 1997 Directors Plan.

ITEM 11.          EXECUTIVE COMPENSATION

Compensation of Executive Officers

                  The following table sets forth information regarding the annual and long-term compensation paid by the Company during Fiscal Years 1999, 1998 and 1997 to the Chief Executive Officer and any other corporate officer who received in excess of $100,000 in compensation in Fiscal Year 1999 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                Long-Term
                                                             Annual            Compensation         All Other
                                                          Compensation            Awards           Compensation
                                                          -------------        ------------        ------------
                                                                                Securities
                                            Fiscal                              Underlying
Name and Principal Position                  Year            Salary             Options(#)
---------------------------                 ------           ------             ----------

William A. Teitelbaum                        1999           $225,000                -               $3,616(1)
Chairman, CEO, President                     1998           $225,000             200,000            $9,148(1)
and Director                                 1997           $225,000                -               $7,919(1)

Theresa Carlise                              1999           $110,000               500              $1,122(2)
Senior Vice President,                       1998           $100,962              3,000             $1,101(2)
Chief Financial Officer                      1997           $100,000              5,000             $1,072(2)
and Director


(1) Amounts represent the Company's contributions to its 401(k) retirement savings plan on behalf of Mr. Teitelbaum and premiums paid for by the Company for life insurance, some of which were made pursuant to the terms of Mr. Teitelbaum's employment agreement, discussed below in "Certain Relationships and Related Transactions." Except as otherwise noted, no other compensation was paid during Fiscal Year 1999 (except for perquisites and other personal benefits, the amount of which was less than 10% of the officer's total compensation).

(2) Amounts represent the Company's contributions to its 401(k) retirement savings plan on behalf of Ms. Carlise and premiums paid for by the Company for life insurance. Except as otherwise noted, no other compensation was paid during Fiscal Year 1999 (except for perquisites and other personal benefits, the amount of which was less than 10% of the officer's total compensation).

                  Employment Agreements. William A. Teitelbaum has an employment agreement with the Company for an initial term of five years commencing on April 1, 1993. Such term was automatically renewed on April 1, 1996 for an additional year and is automatically renewed each anniversary of such date unless either party elects to terminate such automatic renewal. The agreement provides for an annual base salary of $225,000 commencing on June 27, 1993, with annual cost of living increases or other merit increases approved by the Board of Directors, plus a bonus equal to four percent of the increase in the Company's pre-tax operating income from the prior fiscal year, subject to a maximum bonus equal to his base salary. Pursuant to the agreement, the Company has purchased $5.0 million of life insurance for which Mr. Teitelbaum may designate the beneficiary. The agreement prohibits Mr. Teitelbaum from competing with the Company during his employment and for a period equal to the greater of (i) two years after his termination for proper cause or (ii) the period of time during which he is receiving payments from the Company pursuant to the agreement. The agreement requires the Company to pay Mr. Teitelbaum an amount equal to 2.99 times his "base amount" (as defined by the Internal Revenue Code) if, following a change in control of the Company, the agreement is terminated by the Company or, if the Company achieves certain minimum shareholder investment returns. Under his employment agreement, Mr. Teitelbaum is entitled to fringe benefits including vacation and health insurance pursuant to the compensation policies and practices of the Company, as well as an automobile and reimbursement for expenses reasonably incurred by Mr. Teitelbaum in connection with the performance of his services to the Company. Mr. Teitelbaum is also entitled to such supplementary retirement benefits, if any, as may be provided by any plan or plans hereafter established by the Company.

The agreement provides that Mr. Teitelbaum will devote a substantial majority of his working time as a full-time officer of the Company, although it permits him to engage in non-competitive business activities.

                  In addition, Theresa Carlise has an employment agreement with the Company for an initial term of three years commencing on January 1, 1996. Such term was automatically renewed on December 31, 1997 for three additional years. The agreement provides for an annual base salary of $100,000, with annual cost of living increases and such merit increases, as the Chief Executive Officer may deem appropriate. Pursuant to the agreement, Ms. Carlise is also eligible for such bonus compensation as the Board of Directors of the Company determines to be appropriate and is entitled to vacation, retirement benefits and other fringe benefits. The agreement prohibits Ms. Carlise from competing with the Company during her employment and for a one-year period following termination of her employment, unless she is terminated without proper cause or because of disability.

Option Grants in Fiscal Year 1999

                  The following table sets forth certain information regarding options granted to the Named Executive Officers during Fiscal 1999.


                          OPTION GRANTS IN FISCAL 1999


                                                                                                 Potential Realizable Value at
                   Number of        Percent of                                                   Assumed Annual Rates of Stock
                     Shares        Total Options                     Market Price                    Price Appreciation for
                   Underlying       Granted to                        on Date of                          Option Term
                 Option Grants       Employees      Exercise Price       Grant       Expiration       --------------------
       Name           (#)         in Fiscal Year      ($/Share)        ($/Share)        Date             5%            10%
       ----           ---         --------------      ---------        ---------        ----            ---            ---
     Theresa          500              1.5%             $5.90            $5.90        11/16/08         $1,855         $4,702
     Carlise

Option Exercises in Fiscal Year 1999 and 1999 Fiscal Year-End Values

                  The following table sets forth certain information regarding options of the Named Executive Officers outstanding at the end of Fiscal Year 1999.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999
                            AND FY-END OPTION VALUES

                       Shares                       Number of Securities Underlying           Value of Unexercised
                     Acquired on      Realized      Unexercised Options at Fiscal            In-the-Money Options at
      Name            Exercise          Value                 Year-End (#)                      Fiscal Year-End (5)
      ----         --------------     ---------     -------------------------------          ------------------------

                                                    Exercisable     Unexercisable           Exercisable   Unexercisable
                                                    -----------     -------------           -----------   -------------
William A.                0               0          110,000(4)       290,000(4)             $223,430        $981,770
Teitelbaum
(1)(2) (3)

Theresa Carlise           0               0            8,600            9,900                 $15,592         $17,949
(6)


(1) On June 15, 1996, the Company's Board of Directors approved the issuance to Mr. Teitelbaum of options to purchase 200,000 shares of the Company's Common Stock at an option exercise price of $2.50 per share. These options vest pro rata over 4 years, with an expiration date of June 15, 2007.

(2) On December 18, 1996, Mr. Teitelbaum canceled his option, granted in 1993, to purchase a total of 200,000 shares of the Company's Common Stock exercisable at a price of $.10 per share.

(3) On July 1, 1997, the Company's Board of Directors approved the issuance to Mr. Teitelbaum of options to purchase 200,000 shares of the Company's Common Stock. The options vest pro rata over twenty years and are exercisable at $0.10, with an expiration date of July 1, 2024. The options vest automatically in full upon the termination or death of Mr. Teitelbaum or the merger, acquisition or liquidation of the Company.

(4) Of the 110,000 exercisable options, 100,000 were exercisable at an exercise price of $2.50 per share and 10,000 were exercisable at an exercise price of $.10 per share and of the 290,000 unexercisable options, 100,000 will be exercisable at an exercise price of $2.50 per share and 190,000 will be exercisable at an exercise price of $.10 per share.

(5) The per share fair market value for the Company's Common Stock was $4.313 per share at March 27, 1999.

(6) On November 3, 1995, June 10, 1996, August 1, 1997 and November 17, 1998 the Company's Board of Directors approved the issuance to Ms. Carlise of options to purchase a total of 18,000 shares at an exercise price of $2.50 and 500 shares at an exercise price of $5.90. These options vest over a period of five years from date of grant with an expiration date of 10 years from date of grant.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth certain information as to the beneficial ownership of the Common Stock by (i) each current director, (ii) each executive officer listed in the Summary Compensation Table, (iii) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock and (iv) all directors and executive officers of the Company as a group. The information in the table and the related footnotes pertaining to directors and executive officers is based upon data furnished to the Company by or on behalf of such persons. The address for each of the directors of the Company is c/o National Record Mart, Inc., 507

Forest Avenue, Carnegie, PA 15106. Unless otherwise indicated, each of the following stockholders has sole voting and sole investment power with respect to the shares beneficially owned by such stockholder.


                                                                       Shares Beneficially Owned

            NAME AND ADDRESS                                      NUMBER                         PERCENT
            ----------------                                      ------                         -------
William A. Teitelbaum                                         1,296,998(1)                          25.7%

Theresa Carlise                                                  17,073(2)                             *

Irwin B. Goldstein                                               14,900(3)                             *

Samuel S. Zacharias                                              98,690(4)                           2.0%

Michele A. Teitelbaum                                           309,800(5)                           6.1%
16 Carlisle Drive
Old Brookville, NY  11545

All executive officers and directors as                       1,441,631(6)                          28.6%
a group (8 persons)

*Less than 1%

    (1) Includes 170,000 shares subject to options exercisable within 60 days of July 1, 1999 and 129,950 shares held by the National Record Mart, Inc. Profit Sharing Plan and Trust of which Mr. Teitelbaum is trustee and as to which shares Mr. Teitelbaum has voting and investment power. Also includes 31,500 shares held by Remsen Funding Corp., an affiliate of Mr. Teitelbaum and 12,300 shares held by Mr. Teitelbaum's children as to which shares Mr. Teitelbaum disclaims beneficial ownership. Excludes 309,800 shares owned by Mr. Teitelbaum's wife as to which shares Mr. Teitelbaum disclaims beneficial ownership.

    (2) Includes 9,600 shares subject to options exercisable within 60 days of July 1, 1999.

    (3) Includes 10,000 shares subject to options exercisable within 60 days of July 1, 1999.

    (4) Includes 10,000 shares subject to options exercisable within 60 days of July 1, 1999 and 61,690 shares held by REALSEARCH AG and 26,000 shares held by Three Rivers Energy Corporation, both affiliates of Mr. Zacharias.

    (5) Excludes 1,296,998 shares held by Mrs. Teitelbaum's husband, William A. Teitelbaum, as to which shares Mrs. Teitelbaum disclaims beneficial ownership.

    (6) Includes 206,100 shares subject to options exercisable within 60 days of July 1, 1999.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Teitelbaum Loans. Mr. Teitelbaum, Chairman, Chief Executive Officer and President of the Company, has incurred indebtedness to the Company in a variety of transactions since 1993. The transactions represented cash advances, expense payments and a tax withholding payment. A portion of the indebtedness is evidenced by a note agreement in favor of the Company providing for interest at prime plus 1-1/2%. The largest amount of indebtedness outstanding during fiscal year 1999 was approximately $458,591. As of March 27, 1999, the amount of the indebtedness (as subsequently adjusted to correct erroneous account entries) was $450,993. Subsequent to March 27,

1999, Mr. Teitelbaum repaid $19,975 of such indebtedness. The indebtedness is secured by a pledge of options held by Mr. Teitelbaum to purchase 200,000 shares of common stock of the Company at $2.50 per share. Advances have not been included in the Summary Compensation Table because the amounts are not intended to be compensation, but are loans which the obligor is obligated to repay on demand.

                  The Company believes that each of the transactions and agreements above contains terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms' length basis.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf on July 23, 1999 by the undersigned, thereunto duly authorized.

                                          NATIONAL RECORD MART, INC.

                                          BY: /s/ William A. Teitelbaum
                                             ------------------------------

                                          William A. Teitelbaum
                                          Chairman of the Board, President
                                          and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                   Capacity                                    Date
---------                                   --------                                    ----
                                            Chairman of the Board, President
/s/ William A. Teitelbaum                   Chief Executive Officer and Director        July 23, 1999
---------------------------
William A. Teitelbaum

                                            Senior Vice President
                                            Chief Financial Officer,
                                            Chief Accounting Officer,
/s/ Theresa Carlise                         Treasurer, Secretary and Director           July 23, 1999
---------------------------
Theresa Carlise


/s/ Samuel S. Zacharias                     Director                                    July 23, 1999
---------------------------
Samuel S. Zacharias


/s/ Irwin B. Goldstein                      Director                                    July 23, 1999
---------------------------
Irwin B. Goldstein