Form 10-Q
period 1999-06-26
NATIONAL RECORD MART INC /DE/
filed 1999-08-10
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1999

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM         TO
             ---------  --------

                        COMMISSION FILE NUMBER: 0 - 22074

                           NATIONAL RECORD MART, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  11-2782687
   ------------------------------            ---------------------------------
      (State or jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)


                                507 FOREST AVENUE
                        CARNEGIE, PENNSYLVANIA 15106-2873
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (412-276-6200)
              ----------------------------------------------------
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

                          COMMON STOCK, $.01 PAR VALUE,
               5,048,167 SHARES OUTSTANDING AS OF AUGUST 10, 1999

                            EXHIBIT INDEX ON PAGE 11.
                       THIS DOCUMENT CONSISTS OF 12 PAGES.

                           NATIONAL RECORD MART, INC.
                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

                 Balance Sheets:  June 26, 1999 (unaudited) and March 27, 1999                         3

                 Statements of Operations:  Thirteen  Weeks Ended June 26, 1999
                 and June 27, 1998 (unaudited)                                                         4

                 Statements of Cash Flows:  Thirteen Weeks Ended June 26, 1999
                 and June 27, 1998 (unaudited)                                                         5

                 Notes to Consolidated Financial Statements (unaudited)                              6-7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                   8-10

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                                          11

            Signature                                                                                 11






                                      (2)

                           NATIONAL RECORD MART, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     June 26,           March 27,
                                                                                       1999                1999
                                                                                   ------------      ------------
Assets                                                                             (unaudited)
   Current assets:
     Cash and cash equivalents                                                     $  1,801,926      $    853,222
     Merchandise inventory                                                           51,758,745        44,137,192
     Due from stockholder                                                               475,765           494,249
     Deferred income taxes                                                              417,000           417,000
     Refundable income taxes                                                          1,166,562           229,860
     Other current assets                                                             3,600,131         3,358,625
                                                                                   ------------      ------------
     Total current assets                                                            59,220,129        49,490,148
   Property and equipment, at cost                                                   38,504,639        36,014,844
   Accumulated depreciation and amortization                                        (18,683,369)      (17,771,446)
                                                                                   ------------      ------------
   Property and equipment, net                                                       19,821,270        18,243,398
   Other assets:
     Deferred income taxes                                                            1,726,319         1,726,319
     Intangibles, net                                                                 2,440,826         2,534,646
     Other                                                                              528,237           499,180
                                                                                   ------------      ------------
     Total other assets                                                               4,695,382         4,760,145
                                                                                   ------------      ------------
           Total assets                                                            $ 83,736,781      $ 72,493,691
                                                                                   ============      ============

Liabilities and stockholders' equity
   Current liabilities:
     Accounts payable                                                              $ 24,742,754      $ 15,537,814
     Deferred income                                                                  1,445,363         1,505,954
     Other liabilities and accrued expenses                                           3,334,154         4,281,331
     Current maturities of long-term debt                                               102,168           106,695
                                                                                   ------------      ------------

   Total current liabilities                                                         29,624,439        21,431,794
   Long-term debt:
     Notes payable - subordinated                                                    13,956,830        13,845,464
     Revolving credit facility                                                       26,148,990        21,373,000
                                                                                   ------------      ------------
     Total long-term debt                                                            40,105,820        35,218,464
   Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued               --                --
     Common stock, $.01 par value, 9,000,000 shares authorized, 5,494,984 and 5,494,384 shares issued at June 26, 1999 and March 27, 1999 and 5,048,167 and 5,049,567 outstanding at June 26, 1999, and
           March 27, 1999                                                                54,950            54,944
     Additional paid-in capital                                                      15,860,416        15,858,922
     Retained earnings                                                                 (239,619)        1,590,432
                                                                                   ------------      ------------
                                                                                     15,675,747        17,504,298
     Less treasury stock, 446,817 and 444,817 shares at June 26, 1999 and
           March 27,1999, respectively                                               (1,669,225)       (1,660,865)
     Total stockholders' equity                                                      14,006,522        15,843,433
                                                                                   ------------      ------------
           Total liabilities and stockholders' equity                              $ 83,736,781      $ 72,493,691
                                                                                   ============      ============




           See accompanying notes to consolidated financial statements




                                      (3)

                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Thirteen          Thirteen
                                                     Weeks Ended       Weeks Ended
                                                       June 26,         June 27,
                                                        1999               1998
                                                    ------------      ------------
   Net sales                                        $ 30,300,457      $ 24,435,235
   Cost of sales                                      19,008,331        15,020,462
                                                    ------------      ------------
     Gross profit                                     11,292,126         9,414,773
   Selling, general and administrative expenses       12,080,976         9,775,673
   Depreciation and amortization                       1,074,562           813,545
   Interest expense                                      991,393           701,751
   Interest income                                        (7,374)          (11,311)
   Other expense (income)                                 12,718            38,295
                                                    ------------      ------------
     Total expenses                                   14,152,275        11,317,953
                                                    ------------      ------------

   Loss before income taxes                           (2,860,149)       (1,903,180)
   Income tax benefit                                  1,030,098           685,125
                                                    ------------      ------------
   Net loss                                         $ (1,830,051)     $ (1,218,055)
                                                    ============      ============
   Basic net loss per share                         $       (.36)     $       (.25)
                                                    ============      ============
   Diluted net loss per share                       $       (.36)     $       (.25)
                                                    ============      ============

Weighted average number of common shares
     and common equivalent shares
     outstanding                                       5,048,167         4,844,624
                                                    ============      ============



           See accompanying notes to consolidated financial statements





                                      (4)

                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     Thirteen           Thirteen
                                                                    Weeks Ended       Weeks Ended
                                                                      June 26,          June 27,
                                                                        1999              1998
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (1,830,051)     $ (1,218,055)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                    1,074,562           813,545
     Accretion of notes payable for value assigned to warrants          111,366           111,366
     Other                                                                   --             7,733
   Changes in operating assets and liabilities:
     Merchandise inventory                                           (7,621,553)       (3,757,133)
     Other assets                                                    (1,201,438)       (2,578,497)
     Accounts payable                                                 9,204,940         4,683,266
     Other liabilities and accrued expenses                          (1,007,768)         (357,945)
                                                                   ------------      ------------
           Net cash used in operating activities                     (1,269,942)       (2,295,720)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                   (2,564,441)       (2,308,126)
Amounts repaid by (loaned to) stockholders                               18,484           (17,841)
                                                                   ------------      ------------
           Net cash used in investing activities                     (2,545,957)       (2,325,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                                    (35,032,525)      (44,359,139)
Borrowings on revolving line of credit                               39,803,988        49,206,504
Exercise of options                                                       1,500                --
Purchases of Treasury Stock                                              (8,360)               --
                                                                   ------------      ------------
           Net cash provided by financing activities                  4,764,603         4,847,365
                                                                   ------------      ------------

Net increase in cash and cash equivalents                               948,704           225,678
Cash and cash equivalents, beginning of period                          853,222           384,304
                                                                   ------------      ------------
Cash and cash equivalents, end of period                           $  1,801,926      $    609,982
                                                                   ============      ============



           See accompanying notes to consolidated financial statements




                                      (5)

                           NATIONAL RECORD MART, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of National Record Mart, Inc. (the "Company") and subsidiary are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods. All adjustments made for the first quarter ended June 26, 1999 were of a normal recurring nature. The results of operations for the first quarter ended June 26, 1999 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending March 25, 2000. Additional information is contained in the Company's audited consolidated financial statements for the year ended March 27, 1999, included in the Company's Form 10K and should be read in conjunction with this quarterly report.

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

NOTE 3 - INCOME TAXES

The Company provides for income taxes in interim periods on an estimated basis. For the first quarter ended June 26, 1999 and June 27, 1998, the effective income tax rate is 36%.

NOTE 4 - REVOLVING CREDIT FACILITY

The Company has a revolving credit facility (the "Revolver") which expires on June 10, 2003. The maximum borrowings under the Revolver are $28,000,000 and are based upon eligible inventory levels as defined therein. During the months of October through December 31 of each year, an overadvance in the amount of $1.5 million is available in addition to the borrowing base as calculated by levels of inventory. The total borrowings under this facility shall not exceed the limit of $28 million. The interest rate is the bank's borrowing rate (7.75% at June 26, 1999) or Libor (5.0925% at June 26, 1999) plus 2.0%. The Company is required to pay a monthly commitment fee of .25% per annum on the unused portion of the Revolver and a monthly collateral monitoring fee of $2,750. The Revolver also contains various financial and other covenants that place restrictions or limitations on the Company and its subsidiary, the more restrictive of which include: (i) maintenance of a number of financial ratios, as defined, (ii) a restriction on dividends, and (iii) limitation on capital expenditures.

Borrowings are collateralized by substantially all assets of the Company, including inventory, property and equipment.




                                      (6)

                           NATIONAL RECORD MART, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED


NOTE 5 - SUBORDINATED DEBT

On April 16, 1998, the Company secured a private placement of $15,000,000 in senior subordinated notes. The notes carry an interest rate of 11.75% payable semi-annually and expire April 16, 2001. In consideration of the placement the Company issued 400,000 common stock warrants with an exercise price of $0.01. The Company has allocated $1,600,000 of value for accounting purposes to the warrants, which has been recorded as a reduction of the $15,000,000. This reduction will be accreted as additional interest expense over the term of the note. The Company has issued 39,990 warrants for an additional expense of $205,000 in the third quarter of fiscal 1999. The additional warrants are a settlement for the delay in the effective date of registering the 400,000 warrants noted above with the SEC. During fiscal 1999, both the 400,000 and 39,990 warrants were exercised.

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

On November 13, 1998, the Company purchased certain of the assets of Happy Town Inc. and Tempo, totaling twelve stores. The acquisition was accounted for using the purchase method of accounting for a purchase price of approximately $3,574,000 resulting in $869,000 of goodwill which is being amortized using the straight line method over 15 years, $2,648,000 for purchased assets and a $57,000 consulting and noncompete agreement for a period of three years. The purchase price was paid in cash upon completion of the agreement

NOTE 7 - ACCOUNTING FOR STOCK-BASED COMPENSATION

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



                                      (7)

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 27, 1999 ("fiscal 1999") included in the Company's Form 10K.

RESULTS OF OPERATIONS

         NET SALES: The Company's net sales increased during the first quarter (ended June 26, 1999) of the Company's fiscal year ending March 25, 2000 ("fiscal 2000") by $5,865,222, or 24.0%, over the first quarter of fiscal 1999. Net comparable store sales for the first quarter were up 2.5% or $585,215. The increase in total sales is attributable to the 2.5% increase in same store sales and the opening of 32 stores, which was partially offset by the closing of 6 stores. The comparative store sales increases were primarily due to the increase in product selection, the Company's marketing efforts and consumer demand.

         GROSS PROFIT: Gross profit increased $1,877,353 or 19.9% from the same quarter in the previous year. As a percentage of net sales, gross profit decreased to 37.3% for the first quarter of fiscal 2000 from 38.5% in the first quarter of fiscal 1999. The decrease in margin as a percentage of sales is related to the continued shift of consumer preference from higher margin cassettes to lower margin CD's, which as a percentage of sales represents 0.65% of the reduction, and competitive shelf pricing.


         EXPENSES: Selling, general and administrative (SG&A) expenses, expressed as a percentage of net sales, decreased to 39.9% during the first quarter of fiscal 2000 from 40.0% in the first quarter of fiscal 1999. The decrease expressed as a percentage of sales is attributable to the increase in same-store sales and the closing of ten under performing stores.

Net interest expense increased $293,579 to $984,019 in the first quarter of fiscal 2000 from $690,440 in the first quarter of fiscal 1999. The increase is due to a private placement of $15,000,000 in senior subordinated notes on April 16, 1998, which carries an interest rate of 11.75%. The remaining portion of long-term debt was financed through the Company's revolving credit facility at an interest rate of 8.75%. The Company is expensing $1.6 million, the valuation of common stock warrants for accounting purposes, in consideration of the private placement as interest expense over a three year period.

         NET LOSS: The Company had a net loss of ($1,830,051), or ($0.36) per share, in the first quarter of fiscal 2000 compared to a net loss of ($1,218,055) or ($0.25) per share, in the same quarter of fiscal 1999. The increase in the net loss is primarily attributable to the costs associated with the opening and financing of 32 additional stores. The new store sales have not matured proportionately to their expenses. Typically new stores become profitable after their first twelve months of sales, which includes the Christmas selling season.

         INCOME TAXES: The Company's effective tax rate in the first quarter of fiscal 1999 and 1998 was 36%.

         As of June 26, 1999 the Company had net deferred tax assets of $2,143,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the amount of




                                      (8)

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

current and projected taxable income, management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of fiscal 2000 and 1999 the Company had net cash used in operating activities of $1,296,942 and $2,295,720, respectively due to merchandise inventory purchasing, purchase of other assets, amortization of private placement costs and the loss from operations.

         The Company made capital expenditures during the first three months of fiscal 2000 of $2,564,441, relating to store equipment, fixtures and leaseholds for nine new stores, and four remodels and expansions.

         The Company has a five-year revolving credit facility (the "Revolver") from an institutional lender, which expires June 10, 2003. Advances under the Revolver bears interest at a floating rate equal to the lender's base rate (7.75% at June 26, 1999) or Libor (5.0925% at June 26, 1999) plus 2.0%.

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

YEAR 2000 COMPLIANCE

         State of Readiness. The Company has completed evaluation of its information technology issues relative to computer programs being unable to distinguish between the year 1900 and the year 2000. As a result of such review, the Company has concluded that its point of sale information systems will need to be upgraded. The Company has selected a replacement system, which will be installed beginning in August 1999 and anticipates completion before the Christmas selling season. Subsequent to such installation, testing will be conducted of such systems to verify year 2000 compliance. In addition, the Company has determined that reprogramming of certain of its other proprietary information systems programs will be required. Such reprogramming has begun and is approximately 55% completed. It is anticipated that such reprogramming will be completed by September 1999, after which time testing of such reprogrammed systems for year 2000 compliance will be conducted.

         The Company's evaluation of year 2000 issues relating to non-information technology systems, such as embedded microchips and automatic processors, is substantially completed. The Company has not yet identified any material problems in this area.

         The Company is dependent upon music suppliers from whom it purchases products. Based upon informal inquiries, the Company believes that year 2000 issues will not pose material problems with respect to such suppliers continuing to do business with the Company on customary terms and conditions. If such problems arise, the Company has no practical alternatives to dealing with its existing suppliers, as the five largest suppliers dominate




                                      (9)
the music distribution industry. The Company is also dependent on normal telecommunications and banking systems and is relying upon the providers of such services not encountering material difficulties with regard to year 2000 compliance.

         Costs to Address Year 2000 Issues. The costs of the required upgrade of the Company's inventory management and point of sale systems is expected to be approximately $10,000 per store (currently the Company operates 181 stores) or $1.7 million. These costs are expected to be incurred in the first and second quarter of the fiscal year ending March 2000, but will, where appropriate, be capitalized and amortized over the useful lives of the applicable assets. The Company to date has incurred capitalized costs of $262,505. The Company does not expect to incur material costs in internally reprogramming its other information systems software.

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





                                      (10)

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  Exhibit No.            Description                                         Page No.
                  -----------            -----------                                         --------
                      11                 Calculation of Net Loss  Per
                                         Common Share - For the thirteen weeks
                                         ended June 26, 1999 and June 27, 1998                  12


            (b) Reports on Form 8-K:

                There were no reports on Form 8-K filed during the thirteen weeks ended June 26, 1999.


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

                               Date: August 10, 1999
                                    -------------------------------------------





                                      (11)