Form 10-Q
period 1999-09-25
NATIONAL RECORD MART INC /DE/
filed 1999-11-09
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 25, 1999

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

                          COMMON STOCK, $.01 PAR VALUE,
               5,048,167 SHARES OUTSTANDING AS OF NOVEMBER 9, 1999

                            EXHIBIT INDEX ON PAGE 11.
                       THIS DOCUMENT CONSISTS OF 12 PAGES.

                           NATIONAL RECORD MART, INC.
                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

                 Balance Sheets: September 25, 1999 (unaudited) and March 27, 1999                     3

                 Statements of Operations: Thirteen and Twenty-six Weeks Ended
                 September 25, 1999 (unaudited) and September 26, 1998 (unaudited)                     4

                 Statements of Cash Flows: Twenty-six Weeks Ended September 25, 1999
                 (unaudited) and September 26, 1998 (unaudited)                                        5

                 Notes to Consolidated Financial Statements (unaudited)                              6-7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                   8-10

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                                          11

             Signature                                                                                11

                           NATIONAL RECORD MART, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 25,          March 27,
                                                                                   1999                1999
                                                                              -------------        ------------
Assets                                                                         (unaudited)
   Current assets:
     Cash and cash equivalents                                                $  1,674,962         $    853,222
     Merchandise inventory                                                      51,615,927           44,137,192
     Due from stockholder                                                          423,521              494,249
     Deferred income taxes                                                         417,000              417,000
     Refundable income taxes                                                     2,106,725              229,860
     Other current assets                                                        4,049,873            3,358,625
                                                                              ------------         ------------
     Total current assets                                                       60,288,008           49,490,148
   Property and equipment, at cost                                              41,087,869           36,014,844
   Accumulated depreciation and amortization                                   (19,627,192)         (17,771,446)
                                                                              ------------         ------------
   Property and equipment, net                                                  21,460,677           18,243,398
   Other assets:
     Deferred income taxes                                                       1,726,319            1,726,319
     Intangibles, net                                                            2,565,071            2,534,646
     Other                                                                         617,947              499,180
                                                                              ------------         ------------
     Total other assets                                                          4,909,337            4,760,145
                                                                              ------------         ------------
           Total assets                                                       $ 86,658,022         $ 72,493,691
                                                                              ============         ============

Liabilities and stockholders' equity
  Current liabilities:
     Accounts payable                                                         $ 22,947,323         $ 15,537,814
     Deferred income                                                             1,377,941            1,505,954
     Other liabilities and accrued expenses                                      4,378,848            4,281,331
     Current maturities of long-term debt                                          320,007              106,695
                                                                              ------------         ------------
     Total current liabilities                                                  29,024,119           21,431,794

   Long-term debt:
     Notes payable - subordinated                                               14,068,196           13,845,464
     Revolving credit facility                                                  31,076,511           21,373,000
                                                                              ------------         ------------
     Total long-term debt                                                       45,144,707           35,218,464
   Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000 shares
       authorized, none issued                                                          --                   --
     Common stock, $.01 par value, 9,000,000 shares authorized,
       5,494,984 and 5,494,384 shares issued at September 25, 1999 and March 27, 1999, and 5,048,167 and 5,049,567 outstanding
       at September 25, 1999, and March 27, 1999, respectively                      54,950               54,944
     Additional paid-in capital                                                 15,860,416           15,858,922
     Retained (deficit) earnings                                                (1,756,945)           1,590,432
                                                                              ------------         ------------
                                                                                14,158,421           17,504,298
     Less treasury stock, 446,817 shares at September 25, 1999
       and 444,817 shares at March 27,1999, respectively                        (1,669,225)          (1,660,865)
     Total stockholders' equity                                                 12,489,196           15,843,433
                                                                              ------------         ------------
           Total liabilities and stockholders' equity                         $ 86,658,022         $ 72,493,691
                                                                              ============         ============

           See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Thirteen        Thirteen        Twenty-six      Twenty-six
                                                 Weeks Ended     Weeks Ended      Weeks Ended     Weeks Ended
                                                September 25,   September 26,     September 25,  September 26,
                                                    1999            1998             1999            1998
                                                -------------   -------------     -------------  -------------
   Net sales                                     $30,681,853     $26,367,759       $60,982,310    $50,802,994
   Cost of sales                                  18,221,247      16,353,216        37,229,578      31,373,678
                                                 -----------     -----------       -----------    ------------
     Gross profit                                 12,460,606      10,014,543        23,752,732      19,429,316

   Selling, general and administrative expenses   12,694,635       9,997,491        24,775,611     19,773,164
   Depreciation and amortization                   1,058,741         836,941         2,133,308      1,650,486
   Interest expense                                1,045,650         808,509         2,037,043      1,510,260
   Interest income                                   (10,430)         (9,572)          (17,809)       (20,883)
   Other expenses                                     37,207          68,029            49,925        106,324
                                                 -----------     -----------       -----------    -----------
     Total expenses                               14,825,803      11,701,398        28,978,078     23,019,351
                                                 -----------     -----------       -----------    -----------

   Net loss before income taxes                   (2,365,197)     (1,686,855)       (5,225,346)    (3,590,035)
   Income tax benefit                                847,871         607,268         1,877,969      1,292,393
                                                 -----------     -----------       -----------    -----------
     Net loss                                    $(1,517,326)    $(1,079,587)       (3,347,377)    (2,297,642)
                                                 ===========     ===========       ===========    ===========
     Basic net loss per share                    $     (0.30)    $    (0. 22)       $    (0.66)    $   (0. 47)
                                                 ===========     ===========       ===========    ===========
     Diluted net loss per share                  $     (0.30)    $    (0. 22)       $    (0.66)    $   (0. 47)
                                                 ===========     ===========       ===========    ===========

   Weighted average number of common shares
     and common equivalent shares
     outstanding                                   5,048,167       4,838,918         5,048,475      4,841,771
                                                 ===========     ===========       ===========    ===========


           See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Twenty-six         Twenty-six
                                                                        Weeks Ended        Weeks Ended
                                                                       September 25,      September 26,
                                                                           1999                1998
                                                                       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $ (3,347,377)        $ (2,297,642)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                       2,133,308            1,650,486
     Accretion of notes payable for value assigned to warrants             222,732              222,732
     Other                                                                 (97,390)              41,911
Changes in operating assets and liabilities:
     Merchandise inventory                                              (7,478,735)          (7,304,094)
     Other assets                                                       (2,586,580)          (4,472,231)
     Accounts payable                                                    7,409,509            6,606,894
     Other liabilities and accrued expenses                                (30,496)              57,009
                                                                      ------------         ------------
           Net cash used in operating activities                        (3,775,029)          (5,494,935)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and goodwill                            (5,383,923)          (4,269,951)
Amounts repaid by (loaned to) stockholders                                  70,728              (48,626)
                                                                      ------------         ------------
           Net cash used in investing activities                        (5,313,195)          (4,318,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                                       (69,633,637)         (74,535,734)
Borrowings on revolving line of credit                                  79,300,461           69,735,712
Borrowings on subordinated notes payable                                        --           15,000,000
Borrowings on note                                                         250,000                   --
Exercise of options                                                          1,500                   --
Purchases of treasury stock                                                 (8,360)            (538,233)
                                                                      ------------         ------------
           Net cash provided by financing activities                     9,909,964            9,661,745
                                                                      ------------         ------------

Net decrease in cash and cash equivalents                                  821,740             (151,767)
Cash and cash equivalents, beginning of period                             853,222              384,304
                                                                      ------------         ------------
Cash and cash equivalents, end of period                              $  1,674,962         $    232,537
                                                                      ============         ============

           See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of National Record Mart, Inc. (the "Company") and subsidiary are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. All adjustments made for the second quarter ended September 25, 1999 were of a normal recurring nature. The results of operations for the second quarter ended September 25, 1999 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending March 25, 2000. Additional information is contained in the Company's audited consolidated financial statements for the year ended March 27, 1999, included in the Company's Form 10K and should be read in conjunction with this quarterly report.

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

NOTE 3 - INCOME TAXES

The Company provides for income taxes in interim periods on an estimated basis. For the second quarter ended September 25, 1999 and September 26, 1998, the effective income tax rate is 36%.

NOTE 4 - REVOLVING CREDIT FACILITY

The Company has a revolving credit facility (the "Revolver") which expires on June 10, 2003. The maximum borrowings under the Revolver are $35,000,000 and are based upon eligible inventory levels as defined therein. The interest rate is the bank's borrowing rate (8.25% at September 25, 1999) or Libor (5.3825% at September 25, 1999) plus 2.0%. The Company is required to pay a monthly commitment fee of .25% per annum on the unused portion of the Revolver and a monthly collateral monitoring fee of $3,500. The Revolver also contains various financial and other covenants that place restrictions or limitations on the Company and its subsidiary, the more restrictive of which include: (i) maintenance of a number of financial ratios, as defined, (ii) a restriction on dividends, and (iii) limitation on capital expenditures.

Borrowings are collateralized by substantially all assets of the Company, including inventory, property and equipment.

                           NATIONAL RECORD MART, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

NOTE 5 - SUBORDINATED DEBT

On April 16, 1998, the Company secured a private placement of $15,000,000 in senior subordinated notes. The notes carry an interest rate of 11.75% payable semi-annually and expire April 16, 2001. In consideration of the placement the Company issued 400,000 common stock warrants with an exercise price of $0.01. The Company allocated $1,600,000 of value for accounting purposes to the warrants, which was recorded as a reduction of the $15,000,000. This reduction will be accreted as additional interest expense over the term of the note. The Company issued 39,990 warrants for an additional expense of $205,000 in the third quarter of fiscal 1999. The additional warrants are a settlement for the delay in the effective date of registering the 400,000 warrants noted above with the SEC. During fiscal 1999, both the 400,000 and 39,990 warrants were exercised.

NOTE 6 - ASSET PURCHASES

On May 4, 1998, the Company purchased certain of the assets of Record Den Inc. and DJK Records & Video Inc., totaling four stores. The acquisition was accounted for using the purchase method of accounting for a purchase price of approximately $933,000 resulting in $195,000 of goodwill which is being amortized using the straight line method over 40 years, $708,000 for purchased assets and a $30,000 consulting and noncompete agreement for a period of three years. The purchase price was paid in cash upon completion of the agreement.

On November 13, 1998, the Company purchased certain of the assets of Happy Town Inc. and Tempo One Stop Records, Inc., totaling twelve stores. The acquisition was accounted for using the purchase method of accounting for a purchase price of approximately $3,574,000 resulting in $869,000 of goodwill which is being amortized using the straight line method over 40 years, $2,648,000 for purchased assets and a $57,000 consulting and noncompete agreement for a period of three years. The purchase price was paid in cash upon completion of the agreement.

On May 5, 1999, the Company amended its asset purchase agreement with Tempo One Stop Records Inc. and Happy Town Inc. to provide for the additional purchase of two stores. The acquisition was accounted for using the purchase method of accounting for a purchase price of $250,000 resulting in $187,000 of goodwill which is being amortized using the straight line method over 40 years, and $63,000 of purchased assets. The purchase price is paid over monthly installments equal to 7% of sales of the store with the highest sales for the applicable month.

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

RESULTS OF OPERATIONS

         NET SALES: The Company's net sales increased during the second quarter (ended September 25, 1999) of the Company's fiscal year ending March 25, 2000 ("fiscal 2000") by $4.3 million, or 16.4%, over the second quarter of fiscal 1999. Net comparable store sales for the second quarter were down 1.4% or $0.4 million. The increase in total sales was attributable to the operation of twenty-four additional stores in the second quarter of fiscal 2000 compared to the same quarter in fiscal 1999. Sales for the twenty-six weeks ended September 25, 1999 increased $10.2 million or 20.0%. Net comparable store sales for the twenty-six weeks ended September 25, 1999 were up .5% or $0.2 million compared to the twenty-six weeks ended September 26, 1998. The quarterly comparative store sales decreases were primarily attributable to the record sales in the same period of the prior year of the "Titanic" video and a decrease in "hit" related product by major artists for the Company's second quarter.

         GROSS PROFIT: Gross profit increased $2.4 million or 24.4% from the same quarter in the previous year. As a percentage of net sales, gross profit increased to 40.6% for the second quarter of fiscal 2000 from 38.0% in the second quarter of fiscal 1999. Gross profit for the twenty-six weeks ended September 25, 1999 was 39.0% compared to 38.2% for the twenty-six weeks ended September 26, 1998. The increase in margin as a percentage of net sales is related to the increase in shelf pricing on CD's which was partially offset by the continued shift from sales of higher margin cassettes to lower margin compact discs and the Company's increase in purchase discounts.

         EXPENSES: Selling, general and administrative (SG&A) expenses, expressed as a percentage of net sales, increased to 41.4% or $12.7 million during the second quarter of fiscal 2000 compared to 37.9% or $10.0 million in the second quarter of fiscal 1999. SG&A expenses, expressed as a percentage of sales, increased to 40.6% for the twenty six weeks ended September 25, 1999 from 39.0% for the twenty six weeks ended September 26, 1998. The increase expressed as a percentage of sales is attributable to the opening of 31 additional stores which have not reached the normal level of sales activity of a mature store. Included in the prior year comparison was a $500,000 credit to operating expense for the renewal of an existing data retrieval contract.

Net interest expense increased to $1.0 million in the second quarter of fiscal 2000 from $0.8 million in the second quarter of fiscal 1999. The increase is due to a combination of increased borrowings on the revolving line of credit and to a private placement of $15,000,000 in senior subordinated notes on April 16, 1998 which carries an interest rate of 11.75%. The remaining portion of long-term debt was financed through the Company's revolving credit facility at an interest rate of 8.25%. The Company is expensing $1.6 million, the valuation of common stock warrants issued in connection with the private placement as interest expense over a three-year period.

         NET LOSS: The Company had a net loss of $1.5 million, or basic net loss per share of $0.30, in the second quarter of fiscal 2000 compared to a net loss of $1.1 million, or $0.22 per share, in the same quarter of fiscal 1999. The net loss for the twenty-six weeks ended September 25, 1999 was $3.3 million, or basic net loss per share of $0.66, compared to $2.3 million, or $0.47 per share, for the twenty-six weeks ended September 26, 1998. The increase in the net loss is primarily attributable to; the costs associated with the opening and financing of 31 additional stores of which sales have not yet matured proportionately to their expenses and the $500,000 credit to operating expense for the renewal of an existing data retrieval contract which benefited the prior year numbers by approximately $0.07 per share.

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Typically new stores will not become profitable prior to their first twelve months of sales, which includes the Christmas selling season.

         INCOME TAXES: The Company's effective tax rate in the second quarter of fiscal 2000 and 1999 was 36%.

         As of September 25, 1999 the Company had net deferred tax assets of $2,143,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the amount of current and projected taxable income, management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of fiscal 2000 and 1999 the Company had net cash used in operating activities of $3,775,029 and $5,494,935, respectively, due to the cash loss from operations and the increase in other assets.

         The Company made capital expenditures during the first six months of fiscal 2000 of $5,383,923, relating to store equipment, fixtures and leaseholds for ten new stores, and five remodels and expansions.

         The Company has a five-year revolving credit facility (the "Revolver") from an institutional lender, which expires June 10, 2003. Advances under the Revolver bear interest at a floating rate equal to the lender's base rate (8.25% at September 25, 1999) or Libor (5.3825% at September 25, 1999) plus 2.0%. The Company's lender has recently increased the maximum borrowings under the credit facility from $28,000,000 to $35,000,000, with lending limits based upon eligible inventory levels as defined therein.

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

YEAR 2000 COMPLIANCE

         State of Readiness. The Company has completed evaluation of its information technology issues relative to computer programs being unable to distinguish between the year 1900 and the year 2000. As a result of such review, the Company concluded that its point of sale information systems needed to be upgraded. The Company selected a replacement system, which is currently being installed, and anticipates its successful operation before the Christmas selling season. During such installation, testing is being conducted of such systems to

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 COMPLIANCE (CONTINUED)

verify year 2000 compliance. In addition, the Company has determined that reprogramming of certain of its other proprietary information systems programs will be required. Such reprogramming has begun and is approximately 85% completed. It is anticipated that such reprogramming will be completed by November 30, 1999, The Company has been testing its reprogrammed systems and will continue its testing until all of its reprogramming is completed.

         The Company's evaluation of year 2000 issues relating to non-information technology systems, such as embedded microchips and automatic processors, is substantially completed. The Company has not yet identified any material problems in this area.

         The Company is dependent upon music suppliers from whom it purchases products. Based upon informal inquiries, the Company believes that year 2000 issues will not pose material problems with respect to such suppliers continuing to do business with the Company on customary terms and conditions. If such problems arise, the Company has no practical alternatives to dealing with its existing suppliers, as the five largest suppliers dominate the music distribution industry. The Company is also dependent on normal telecommunications and banking systems and has communicated with its major providers of such services. It is expected that the Company will not encounter material difficulties from these providers with regard to such systems.

         Costs to Address Year 2000 Issues. The costs of the required upgrade of the Company's inventory management and point of sale systems is expected to be approximately $10,000 per store or $1.7 million (currently the Company operates 179 stores). The Company to date has incurred capitalized costs of $362,505, will be amortized over the useful lives of the applicable assets. In addition, leasing costs of $39,000 have also been incurred. The Company will incur the remainder of the capitalized costs in its third fiscal quarter and has entered into an operating lease for approximately $428,000 of the costs for a term of 48 months. The Company does not expect to incur material costs in internally reprogramming its other information systems software.

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

         The Company's Contingency Plan. The Company has begun discussions with its suppliers to provide assurance of business continuation in the event of year 2000 issues, with a view to developing a plan for continuing the Company's access to music product in the event of the suppliers' year 2000 difficulties. There can be no assurance that the Company's efforts will prevent all consequences and there may be undetermined future costs due to business disruption that may be caused by suppliers or unforeseen circumstances.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  Exhibit No.            Description                                         Page No.
                  -----------            -----------                                         --------
                      11                 Calculation of Net Loss Per Common
                                         Share - For the thirteen and twenty-six
                                         weeks ended September 25, 1999 and
                                         September 26, 1998                                     12

            (b) Reports on Form 8-K:

                There were no reports on Form 8-K filed during the thirteen weeks ended September 25, 1999.



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                               NATIONAL RECORD MART, INC.

                               By: /s/ Theresa Carlise
                                  ---------------------------------------------
                                   Theresa Carlise
                                   Senior Vice President and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

                               Date: November 9, 1999