Form 10-Q
period 1999-12-25
NATIONAL RECORD MART INC /DE/
filed 2000-02-08
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED DECEMBER 25, 1999

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

                                 (412) 276-6200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ------      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                          COMMON STOCK, $.01 PAR VALUE,
               5,048,167 SHARES OUTSTANDING AS OF FEBRUARY 8, 2000

                            EXHIBIT INDEX ON PAGE 11.
                       THIS DOCUMENT CONSISTS OF 12 PAGES.

                           NATIONAL RECORD MART, INC.
                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

                 Balance Sheets: December 25, 1999 (unaudited) and March 27, 1999                      3

                 Statements of Operations: Thirteen and Thirty-nine Weeks Ended
                 December 25, 1999 (unaudited) and December 26, 1998 (unaudited)                       4

                 Statements of Cash Flows: Thirty-nine Weeks Ended December 25, 1999
                 (unaudited) and December 26, 1998 (unaudited)                                         5

                 Notes to Consolidated Financial Statements (unaudited)                             6 -7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                   8-10

PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders                                    10-11

Item 6.     Exhibits and Reports on Form 8-K                                                          11

            Signature                                                                                 11

            Exhibit 11 Calculation, etc.                                                              12

                           NATIONAL RECORD MART, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 25,          March 27,
                                                                                             1999                 1999
                                                                                         ------------         ------------
Assets                                                                                   (unaudited)
   Current assets:

     Cash and cash equivalents                                                           $  5,904,486         $    853,222
     Merchandise inventory                                                                 54,659,407           44,137,192
     Due from stockholder                                                                     415,316              494,249
     Deferred income taxes                                                                    417,000              417,000
     Refundable income taxes                                                                  641,316              229,860
     Other current assets                                                                   4,081,337            3,358,625
                                                                                         ------------         ------------
     Total current assets                                                                  66,118,862           49,490,148

   Property and equipment, at cost                                                         44,289,520           36,014,844
   Accumulated depreciation and amortization                                              (20,735,549)         (17,771,446)
                                                                                         ------------         ------------
   Property and equipment, net                                                             23,553,971           18,243,398

   Other assets:
     Deferred income taxes                                                                  1,726,319            1,726,319
     Intangibles, net                                                                       2,476,861            2,534,646
     Other                                                                                    769,939              499,180
                                                                                         ------------         ------------
     Total other assets                                                                     4,973,119            4,760,145
                                                                                         ------------         ------------
           Total assets                                                                  $ 94,645,952         $ 72,493,691
                                                                                         ============         ============

Liabilities and stockholders' equity

     Current liabilities:
     Accounts payable                                                                    $ 34,359,691         $ 15,537,814
     Deferred Income                                                                        2,755,340            1,505,954
     Other liabilities and accrued expenses                                                 4,694,586            4,281,331
     Current maturities of long-term debt                                                     189,961              106,695
                                                                                         ------------         ------------
   Total current liabilities                                                               41,999,578           21,431,794

   Long-term debt:
     Notes payable - subordinated                                                          14,179,562           13,845,464
     Revolving credit facility                                                             23,323,985           21,373,000
                                                                                         ------------         ------------
     Total long-term debt                                                                  37,503,547           35,218,464

   Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued                     --                   --
     Common stock, $.01 par value, 9,000,000 shares authorized, 5,494,984 shares issued at December 25, 1999 and 5,494,384 issued at March 27, 1999,
           5,048,167 outstanding at December 25, 1999, and 5,049,567 outstanding
           at March 27, 1999                                                                   54,950               54,944
     Additional paid-in capital                                                            15,860,416           15,858,922
     Retained earnings                                                                      1,896,686            1,590,432
                                                                                         ------------         ------------
                                                                                           16,812,052           17,504,298
     Less treasury stock, 446,817 and 444,817 shares at December 25, 1999
           and March 27, 1999, respectively                                                (1,669,225)          (1,660,865)
                                                                                         ------------         ------------
     Total stockholders' equity                                                            15,142,827           15,843,433
                                                                                         ------------         ------------
Total liabilities and stockholders' equity                                               $ 94,645,952         $ 72,493,691
                                                                                         ============         ============



           See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                     Thirteen             Thirteen            Thirty-nine           Thirty-nine
                                                    Weeks Ended          Weeks Ended          Weeks Ended           Weeks Ended
                                                    December 25,         December 26,         December 25,          December 26,
                                                        1999                 1998                  1999                 1998
                                                    ------------         ------------         -------------         ------------
Net sales                                           $ 48,756,029         $ 47,715,531         $ 109,738,339         $ 98,518,525
Cost of sales                                         29,827,915           30,508,609            67,057,493           61,882,287
                                                    ------------         ------------         -------------         ------------
  Gross profit                                        18,928,114           17,206,922            42,680,846           36,636,238

Selling, general and administrative expenses          12,315,826           11,365,629            37,091,437           31,138,793
Depreciation and amortization                          1,200,940              894,566             3,334,248            2,545,052
Interest expense                                       1,241,048              819,725             3,278,091            2,329,985
Interest income                                           (9,795)             (10,086)              (27,604)             (30,969)
Other expenses                                            34,904              321,769                84,830              428,093
                                                    ------------         ------------         -------------         ------------
  Total expenses                                      14,782,923           13,391,603            43,761,002           36,410,954
                                                    ------------         ------------         -------------         ------------

Income (loss) before income taxes                      4,145,191            3,815,319            (1,080,156)             225,284
Income tax expense (benefit)                           1,491,560            1,373,515              (386,410)              81,122
                                                    ------------         ------------         -------------         ------------
  Net income (loss)                                    2,653,631            2,441,804              (693,746)             144,162
                                                    ============         ============         =============         ============
  Basic net income (loss) per share                 $       0.53         $       0.51         $       (0.14)        $       0.03
                                                    ============         ============         =============         ============
  Diluted net income (loss) per share               $       0.50         $       0.44         $       (0.14)        $       0.03
                                                    ============         ============         =============         ============

Basic weighted average common shares
  Outstanding                                          5,048,167            4,793,184             5,048,372            4,788,803
                                                    ============         ============         =============         ============

Weighted average number of common shares
  and common equivalent shares
  outstanding                                          5,336,654            5,603,273             5,048,372            5,559,067
                                                    ============         ============         =============         ============

           See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      Thirty-nine           Thirty-nine
                                                                      Weeks Ended           Weeks Ended
                                                                      December 25,          December 26,
                                                                           1999                 1998
                                                                      -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) income                                                     $    (693,746)        $     144,162
Adjustments to reconcile net income to net cash
   Provided by operating activities:
     Depreciation and amortization                                        3,334,248             2,545,052
     Accretion of notes payable for value assigned to warrants              334,098               334,098
     Other                                                                 (263,009)               93,697
     Changes in operating assets and liabilities:
       Merchandise inventory                                            (10,522,215)          (13,232,918)
  Other assets                                                           (1,143,377)           (3,503,055)
       Accounts payable                                                  18,821,877            22,650,312
       Other liabilities and accrued expenses                             1,662,640             2,832,913
                                                                      -------------         -------------
           Net cash provided by operating activities                     11,530,516            11,864,261

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment                                       (8,585,577)           (8,288,276)
Other long term assets                                                           --                    --
Amounts repaid by (loaned to) stockholders                                   78,933               (75,874)
                                                                      -------------         -------------
Net cash used in investing activities                                    (8,506,644)           (8,364,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                                       (120,538,252)         (124,282,723)
Borrowings on revolving line of credit                                  122,322,504           111,909,070
Borrowings on subordinated notes payable                                         --            15,000,000
Borrowings on note                                                          250,000                    --
Exercise of options                                                           1,500                    --
Purchases of treasury stock                                                  (8,360)             (923,897)
                                                                      -------------         -------------
           Net cash provided by financing activities                      2,027,392             1,702,450
                                                                      -------------         -------------

Net increase in cash and cash equivalents                                 5,051,264             5,202,561
Cash and cash equivalents, beginning of period                              853,222               384,304
                                                                      -------------         -------------
Cash and cash equivalents, end of period                              $   5,904,486         $   5,586,865
                                                                      =============         =============


           See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of National Record Mart, Inc. (the "Company") and subsidiary are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. All adjustments made for the third quarter ended December 25, 1999 were of a normal recurring nature. The results of operations for the third quarter ended December 25, 1999 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending March 25, 2000. Additional information is contained in the Company's audited consolidated financial statements for the year ended March 27, 1999, included in the Company's Form 10K and should be read in conjunction with this quarterly report.

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

NOTE 3 - INCOME TAXES

The Company provides for income taxes in interim periods on an estimated basis. For the third quarter ended December 25, 1999 and December 26, 1998, the effective income tax rate is 36%.

NOTE 4 - REVOLVING CREDIT FACILITY

The Company has a revolving credit facility (the "Revolver") which expires on June 10, 2003. The maximum borrowings under the Revolver are $35,000,000 and are based upon eligible inventory levels as defined therein. During the months of October through December 31 of each year, an overadvance in the amount of $1.5 million is available in addition to the borrowing base as calculated by levels of inventory. The interest rate is the bank's borrowing rate (7.75 at December 25, 1999) or Libor (6.175% at December 25, 1999) plus 2.0%. The Company is required to pay a monthly commitment fee of .25% per annum on the unused portion of the Revolver and a monthly collateral-monitoring fee of $3,500. The Revolver also contains various financial and other covenants that place restrictions or limitations on the Company and its subsidiary, the more restrictive of which include: (i) maintenance of a number of financial ratios, as defined, (ii) a restriction on dividends, and (iii) limitation on capital expenditures.

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

On May 5, 1999, the Company amended its asset purchase agreement with Tempo One Stop Records Inc. and Happy Town Inc. to provide for the additional purchase of two stores located in Guam. The acquisition was accounted for using the purchase method of accounting for a purchase price of $250,000 resulting in $187,000 of goodwill, which is being amortized using the straight line method over 40 years, and $63,000 for purchased assets. The purchase price is being paid through monthly installments equal to 7% of sales of the store with the highest sales for the applicable month.

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

RESULTS OF OPERATIONS

         NET SALES: The Company's net sales increased during the third quarter (ended December 25, 1999) of the Company's fiscal year ending March 25, 2000 ("fiscal 2000") by $1.0 million, or 2.2%, over the third quarter of fiscal 1999. Net comparable store sales for the third quarter were down 7.97% or $3.6 million. The increase in total sales was attributable to the operation of a net 12 additional stores in the third quarter of fiscal 2000. Sales for the thirty-nine weeks ended December 25, 1999 increased $11.2 million or 11.4%. Net comparable store sales for the thirty-nine weeks ended December 25, 1999 were down 3.5% or $3.4 million compared to the thirty-nine weeks ended December 26, 1998. The comparative store sales decreases were primarily due to the increase in competition in some of the Company's primary markets and increases in retail shelf pricing.

         GROSS PROFIT: Gross profit increased $1.7 million or 10% from the same quarter in the previous year. As a percentage of net sales, gross profit increased to 38.8% for the third quarter of fiscal 2000 from 36.1% in the third quarter of fiscal 1999. Gross profit for the thirty-nine weeks ended December 25, 1999 was 38.9% compared to 37.2% for the thirty-nine weeks ended December 26, 1998. The increase in margin as a percentage of net sales is related to the increase in pricing which was implemented during the course of the year.

         EXPENSES: Selling, general and administrative (SG&A) expenses, expressed as a percentage of net sales, increased to 25.3% or $12.5 million during the third quarter of fiscal 2000 compared to 23.8% or $11.4 million in the third quarter of fiscal 1999. SG&A expenses, expressed as a percentage of sales, increased to 33.8% for the thirty-nine weeks ended December 25, 1999 from 31.6% for the thirty-nine weeks ended December 26, 1998. The increases are attributable to higher occupancy costs which were offset by a decrease in comparative store operating and personnel costs of $0.8 million.

Net interest expense increased to $1.2 million in the third quarter of fiscal 2000 from $0.8 million in the third quarter of fiscal 1999. The increase is due to a private placement of $15,000,000 in senior subordinated notes on April 16, 1998, which carry an interest rate of 11.75%. The remaining portion of long-term debt was financed through the Company's revolving credit facility at an interest rate of 7.75%. The Company is expensing $1.6 million, the valuation of common stock warrants issued in connection with the private placement, as interest expense over a three-year period.

         NET INCOME: The Company had net income of $2.7 million, or basic and diluted earnings per share of $0.53 and $0.50, respectively, in the third quarter of fiscal 2000 compared to net income of $2.4 million, or basic and diluted earnings per share of $0.51 and $0.44, respectively, in the same quarter of fiscal 1999. Net loss for the thirty-nine weeks ended December 25, 2000 was $(0.7) million, or ($0.14) basic earnings per share, compared to net income of $0.1 million, or $0.03 basic earnings per share and $0.03 per share diluted, for the thirty-nine weeks ended December 26, 1998. The decrease in net income from the prior year is primarily attributable to the costs associated with the opening of twenty additional stores, increase in interest expense relating to the $15,000,000 of senior subordinated notes and a decrease in comparative store sales, which was offset by the increase in gross profit.

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         INCOME TAXES: The Company's effective tax rate in the third quarter of fiscal 1999 and 1998 was 36%. As of December 25, 1999 the Company had net deferred tax assets of $2,143,319. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the amount of current and projected taxable income, management believes it is more likely than not that the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income during the carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of fiscal 2000 and 1999 the Company had net cash provided by operating activities of $11.5 million and $11.9 million, respectively due to net income and increases in operating liabilities in excess of operating assets.

         The Company made capital expenditures during the first nine months of fiscal 2000 of $8.6 million, relating to store equipment, fixtures and leaseholds for eighteen new stores as well as for four expansions, four remodels and two relocations.

         The Company has a five-year revolving credit facility (the "Revolver") from an institutional lender, which expires June 10, 2003. Advances under the Revolver bears interest at a floating rate equal to the lender's base rate (7.75% at December 25, 1999) or Libor rate (5.6175% at December 25, 1999) plus 2.0%. The Company's lender has recently increased the maximum borrowings under the credit facility from $28,000,000 to $35,000,000, based upon eligible inventory levels as defined therein. During the months of October through December 31 of each year, an overadvance in the amount of $1.5 million is available in addition to the borrowing base as calculated by levels of inventory.

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

YEAR 2000 COMPLIANCE

         The Company recognized the material nature of the business issues surrounding computer processing of dates into and beyond the year 2000 (Y2K) and began taking corrective action in 1998. The Company's efforts included replacing and testing Y2K affected mainframe computer code, identifying and resolving non-mainframe computer code, identifying and resolving non-mainframe computer hardware and software issues, assessing the Y2K readiness of the Company's business partners and developing contingency plans. Management believes the Company has completed all of the activities within its control to ensure that the Company's systems are Y2K compliant.

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company's Y2K readiness costs were approximately $1.5 million. Of the total costs $1.0 million was capitalized and amortized over the useful lives of the applicable assets. For the remainder of the costs the Company entered into an operating lease for approximately $471,000 for a term of 48 months of which the Company has expensed to date $50,000. The Company funded both the capital and expensed elements of resolving the Y2K issues through funds generated from operations.

         The Company successfully completed its Y2K rollover without any major problems or disruptions. All of the Company's stores, logistics operations and corporate support areas were fully functional subsequent to the Y2K rollover. The Company is not aware that any of its major business partners have experienced significant Y2K issues. While the Company believes that it has pursued the appropriate course of action to ensure Y2K readiness, there can be no assurances that this objective will be achieved as it relates to its major business partners.


                           PART II - OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on Thursday November 4, 1999 at 9:30 a.m. at the James H. Reed Building, 435 Sixth Avenue, 9th Floor, Pittsburgh, Pennsylvania at which time the following matters were voted upon:

         1. Four directors were voted on for appointment to the Board. All four were appointed by virtue of the vote as follows:

                  William A. Teitelbaum         4,786,669 for 67,057 withheld
                  Theresa Carlise               4,801,169 for 52,557 withheld
                  Samuel S. Zacharias           4,803,369 for 50,357 withheld
                  Irwin B. Goldstein            4,802,229 for 51,497 withheld

         2. The ratification of the grant of stock options in June 1996 and July 1997 to William A. Teitelbaum. Having received a majority of votes present and entitled to vote the options were ratified by a vote of 2,362,167 for, 225,082 against and 10, 400 abstaining.

         3. The appointment of Ernst & Young to audit the Company's financial statement for the 2000 fiscal year was ratified by a vote of 4,812,476 for; 38,200 against and 3,050 abstaining.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  Exhibit No.            Description                                         Page No.
                  -----------            -----------                                         --------
                      11                 Calculation of Net Income (Loss) Per Common
                                         Share - For the thirteen and thirty-nine
                                         weeks ended December 25, 1999 and
                                         December 26, 1998                                      12



            (b)   Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the thirteen weeks ended December 25, 1999.






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



                             Date: February 8, 2000
                                  ------------------