Form 10-Q/A
period 1999-12-25
NATIONAL RECORD MART INC /DE/
filed 2000-02-09
CIK 904535

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


This Form 10-Q/A reflects the following changes from the previously filed Form 10-Q for the quarter ended December 25, 1999. Page 3, Balance Sheet, retained earnings is amended to read 896,686 instead of 1,896,686. Page 6, Note 4 Revolving Credit facility, libor rate is amended to read 5.6175% not 6.175%. Page 8, Results of Operations, Expenses, first sentence SGA is amended to read $12.3 million not $12.5 million, during the third fiscal quarter.

                           NATIONAL RECORD MART, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 25,          March 27,
                                                                                             1999                 1999
                                                                                         ------------         ------------
Assets                                                                                   (unaudited)
   Current assets:

     Cash and cash equivalents                                                           $  5,904,486         $    853,222
     Merchandise inventory                                                                 54,659,407           44,137,192
     Due from stockholder                                                                     415,316              494,249
     Deferred income taxes                                                                    417,000              417,000
     Refundable income taxes                                                                  641,316              229,860
     Other current assets                                                                   4,081,337            3,358,625
                                                                                         ------------         ------------
     Total current assets                                                                  66,118,862           49,490,148

   Property and equipment, at cost                                                         44,289,520           36,014,844
   Accumulated depreciation and amortization                                              (20,735,549)         (17,771,446)
                                                                                         ------------         ------------
   Property and equipment, net                                                             23,553,971           18,243,398

   Other assets:
     Deferred income taxes                                                                  1,726,319            1,726,319
     Intangibles, net                                                                       2,476,861            2,534,646
     Other                                                                                    769,939              499,180
                                                                                         ------------         ------------
     Total other assets                                                                     4,973,119            4,760,145
                                                                                         ------------         ------------
           Total assets                                                                  $ 94,645,952         $ 72,493,691
                                                                                         ============         ============

Liabilities and stockholders' equity

     Current liabilities:
     Accounts payable                                                                    $ 34,359,691         $ 15,537,814
     Deferred Income                                                                        2,755,340            1,505,954
     Other liabilities and accrued expenses                                                 4,694,586            4,281,331
     Current maturities of long-term debt                                                     189,961              106,695
                                                                                         ------------         ------------
   Total current liabilities                                                               41,999,578           21,431,794

   Long-term debt:
     Notes payable - subordinated                                                          14,179,562           13,845,464
     Revolving credit facility                                                             23,323,985           21,373,000
                                                                                         ------------         ------------
     Total long-term debt                                                                  37,503,547           35,218,464

   Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued                     --                   --
     Common stock, $.01 par value, 9,000,000 shares authorized, 5,494,984 shares issued at December 25, 1999 and 5,494,384 issued at March 27, 1999,
           5,048,167 outstanding at December 25, 1999, and 5,049,567 outstanding
           at March 27, 1999                                                                   54,950               54,944
     Additional paid-in capital                                                            15,860,416           15,858,922
     Retained earnings                                                                        896,686            1,590,432
                                                                                         ------------         ------------
                                                                                           16,812,052           17,504,298
     Less treasury stock, 446,817 and 444,817 shares at December 25, 1999
           and March 27, 1999, respectively                                                (1,669,225)          (1,660,865)
                                                                                         ------------         ------------
     Total stockholders' equity                                                            15,142,827           15,843,433
                                                                                         ------------         ------------
Total liabilities and stockholders' equity                                               $ 94,645,952         $ 72,493,691
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

NOTE 4 - REVOLVING CREDIT FACILITY


The Company has a revolving credit facility (the "Revolver") which expires on June 10, 2003. The maximum borrowings under the Revolver are $35,000,000 and are based upon eligible inventory levels as defined therein. During the months of October through December 31 of each year, an overadvance in the amount of $1.5 million is available in addition to the borrowing base as calculated by levels of inventory. The interest rate is the bank's borrowing rate (7.75 at December 25, 1999) or Libor (5.6175% at December 25, 1999) plus 2.0%. The Company is required to pay a monthly commitment fee of .25% per annum on the unused portion of the Revolver and a monthly collateral-monitoring fee of $3,500. The Revolver also contains various financial and other covenants that place restrictions or limitations on the Company and its subsidiary, the more restrictive of which include: (i) maintenance of a number of financial ratios, as defined, (ii) a restriction on dividends, and (iii) limitation on capital expenditures.


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


         EXPENSES: Selling, general and administrative (SG&A) expenses, expressed as a percentage of net sales, increased to 25.3% or $12.3 million during the third quarter of fiscal 2000 compared to 23.8% or $11.4 million in the third quarter of fiscal 1999. SG&A expenses, expressed as a percentage of sales, increased to 33.8% for the thirty-nine weeks ended December 25, 1999 from 31.6% for the thirty-nine weeks ended December 26, 1998. The increases are attributable to higher occupancy costs which were offset by a decrease in comparative store operating and personnel costs of $0.8 million.


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




                             Date: February 9, 2000
                                  ------------------