Form 10-K405
period 2000-03-25
NATIONAL RECORD MART INC /DE/
filed 2000-06-23
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 25, 2000
                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

Commission file number: 0-22074

                           NATIONAL RECORD MART, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                         11-2782687
       (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                       Identification No.)

507 FOREST AVENUE, CARNEGIE, PENNSYLVANIA                          15106
 (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (412) 276-6200

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.01 PAR VALUE.
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 21, 2000 as reported on the NASDAQ National Market System, was approximately $8,208,959. Shares of Common Stock held by each officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 23, 2000, Registrant had outstanding 5,051,667 shares of Common
Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held September 21, 2000 (the "Proxy Statement") are incorporated by reference into Part III.

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

         As of March 25, 2000, the Company operated 179 stores in 33 states and the U.S. territory of Guam with the majority of stores in the eastern part of the United States. The Company has five distinct store concepts: National Record Mart or NRM Music; Waves Music; Music Oasis; Vibes Music; and Music X. The Company has redesigned the Waves Music store as a strategic mall-based growth format for the future. The prototype Waves store ranges from 4,500 to 8,000 square feet with an expanded inventory capacity of $400,000. The Waves strategy is to intertwine the newest customer retail technologies with one of the largest offerings of prerecorded music and other entertainment products available in a traditional specialty retail mall environment.

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

INDUSTRY AND COMPETITIVE ENVIRONMENT

         The US retail music industry increased by 6.3% to $14.6 billion from $13.7 billion in the prior year according to the Recording Industry Association of America (RIAA). Full length CD's continued to increase, accounting for 87.8% of the total market sales, while the cassette continued its decade long decline to 7.3% from 10.3% of total market sales.

         The Company competes with national and regional home entertainment product chains, mass merchandisers, electronic retail chains, discount stores, warehouse clubs, music, video and other home entertainment product stores, e-commerce music sites and mail order clubs. Some of the Company's competitors have substantially greater resources than the Company. The largest mail order clubs are affiliated with major manufacturers of prerecorded music and may have advantageous marketing arrangements with their affiliates. In addition, the Company's products may compete with other forms of entertainment, such as movies, concerts, sporting events, cable television and video games.

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

MERCHANDISING

         The Company's stores offer a full assortment of CDs, prerecorded audio cassettes and related accessories with a more limited selection of movie and music videos. The following table shows the percentage of the Company's total merchandise sales attributable to each product group:

Products                                                Fiscal Years
--------                                         2000       1999       1998
                                                ------     ------     ------
CDs                                              76.6%      73.9%      70.7%
Prerecorded audio cassettes                       8.9       11.2       13.6
Singles                                           2.8        3.8        6.3
Movie and music videos*                           3.8        3.6        2.6
Accessories and other**                           7.9        7.5        6.8
                                                ------     ------     ------
         Total                                  100.0%     100.0%     100.0%
                                                ======     ======     ======

* Includes DVD
**Includes apparel, blank tapes, cleaning products, storage cases, posters, sheet music, LPs, magazines, books and miscellaneous items.

         Prerecorded Music. The Company's stores offer a broad array of CDs and cassettes in all music categories including rock, pop, alternative, adult contemporary, country, easy listening, classical, jazz, religious, new age, rhythm and blues, children's, educational, show tunes, movie soundtracks, world music and others. The Company maintains a broad inventory base, with individual store inventory tailored to serve the particular customer demand in each store. The Company's stores offer from 10,000 to 50,000 titles, with an average of 18,000 titles per store. The Company also offers a selection of over 265,000 SKU's which can be ordered through the Company's special order process. The selection of prerecorded music offered at the Company's stores includes "hits" which are best selling newer releases, "catalog" items, which are older but still popular releases, and seasonal and promotional items such as Christmas music, developing artist programs, "cut-outs" (low-priced items which have been deleted from a manufacturer's current catalog) and used CDs.

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

         Tickets. To increase customer traffic, the Company offers tickets to entertainment events in many of its stores located in certain states including Pennsylvania, Ohio, Michigan, Wisconsin, Illinois, West Virginia, Kentucky, Rhode Island, Kansas, Iowa, North Carolina, South Carolina and Hawaii. The Company's ticket outlets provide customers with access to tickets offered by Ticketmaster as well as tickets to other local concerts and sporting events.

ADVERTISING

         The Company supports its retail sales through its own and various vendor supported marketing and advertising programs. This support is realized in the form of price and position subsidies from vendors; store signage point of purchase displays and print, direct mail and media broadcast. In addition, the Company exposes its customers to new releases through its "Get Hip to It First" program. This program features new releases, in all genre formats, with special pricing and placement in our stores.

         More than 1.2 million store customers participate in the Company's Passport program. Passport allows a customer to earn points on every CD, tape or video purchase, which may be redeemed for a free CD, cassette, or video of choice. The program combines the standard customer loyalty incentives of frequent buyer programs, opportunities for discount on music and video products and other products sold by other retailers. Passport also provides for database marketing directly to consumers on a sophisticated, targeted basis. The Company believes that Passport has the potential to differentiate its stores from the competition, while creating incremental sales and increasing the average purchase per transaction.

E-COMMERCE

         In December 1998, the Company launched its Internet commerce sites www.nrmmusic.com and www.wavesmusic.com. These sites offer a wide variety of music, over 275,000 titles, and video movies for purchase as well as sheet music, magazines and music collectible merchandise. The sites also offer the consumer the ability to create customized CD's from a library of song tracks at a cost of 99 cents per song and the ability to download music. While on-line music sales remain a small percentage of total music sales industry wide, the Company believes that this will gradually increase over time and anticipates continuing its involvement in this area.

CUSTOMER SERVICE

         Customer service continues to be a primary focus of every employee of the Company; including the field supervisory team, corporate operations department and the human resources area.

STORE EXPANSION STRATEGY

         The Company does not anticipate any significant new store openings during the fiscal year 2001. The Company plans to focus on improving the performance of its existing store base, as well as continuing to seek opportunities to improve the operations of under performing stores or to close those stores.

         The Company added 18 stores in fiscal 2000, and closed 13 stores, which were performing under the Company's expectations. During fiscal 1999, the Company opened 33 locations, and closed 7 stores.

INVENTORY MANAGEMENT

         The Company utilizes a proprietary interactive management information and point of sale system, FOCUS 1000. This combined system permits complete sales data and customer transactions to interact with the Company's purchasing, inventory control and accounting functions.

         Inventory Management System. FOCUS 1000 integrates the Company's purchasing, warehousing, distribution, pricing and sales information, enabling the Company to set the appropriate quantity and mix of products in each of its stores, turn over inventory more quickly, minimize returns to suppliers and limit out-of-stock situations. Individual store sale profiles are utilized to set overall purchase quantities and store-by-store allocations of new releases, current hits and catalog products. These parameters are periodically updated based on sales trends and demand patterns. In addition to utilizing FOCUS 1000, stock levels are also monitored by the Company's product distribution group to further assure appropriate store inventory levels. The system segments the Company's products into over forty specific music categories and tracks sales in each store by category, so as to optimize sales/inventory ratios in each store.

         The Company has completed its implementation of a new point of sale
(POS) system this year. The adoption of the new software and equipment along with greatly enhanced data switching relay equipment permits the two way transfer of significantly more information in less time and at a lower cost than the previous POS system.

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

         Loss Prevention. While maintaining its loss prevention efforts the Company experienced an increase in its merchandise shrinkage to 1.39% of sales as compared to 1.06% of sales in the prior year. The Company's geographic expansion to the West Coast and South Pacific territories has had some impact on the increase as well as the Company's efforts to reduce personnel costs at the store level. The Company has been achieving positive results from its new point of sale systems at its stores, implemented late in the third fiscal quarter, in managing its inventory shrinkage.

SUPPLIERS AND PURCHASING

         A substantial portion of the Company's music products are purchased directly from the five major music distributors. They include: Sony Music; Warner/Elektra/Atlantic (subsidiary of Time Warner); BMG Music (subsidiary of Bertelsman); UNI Distribution; and EMD (EMI Music Distribution). These five majors account for a substantial majority of shipments to the Company. As is typical in its industry, the Company has no material long-term purchase agreements with its suppliers.

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

         Major vendors generally offer some form of price protection in the event the wholesale price of current stock is reduced. Typically, vendors will either (i) provide product credit or advertising credit to cover the difference between the original price and the reduced price, (ii) provide additional discounts on new products, (iii) allow the Company to return older products for the original (higher) cost or (iv) notify the Company in advance of price reductions and give the Company a period of time to sell the product or return it for full credit.

         These industry practices of return and exchange privileges, catalog change notice and price protection permit the Company to carry a wider selection of music titles and at the same time reduce the risk of carrying inventory. The exchange privilege practices of manufacturers have been changed in the past and may change in the future.

         Four of the five major music vendors offer retailers a returns incentive/disincentives plan that has been beneficial for the Company. To encourage retailers to buy carefully by limiting returns, an incentive payment is issued on most purchases and a penalty restocking fee is charged on only the product returned. If the retailer returns-to-purchases ratio with the major vendors is below a certain point, (generally 14% to 17%) the retailer will benefit. The Company's return percentages have been lower than the break-even with the majority of its major vendors allowing the Company to benefit from their returns policies.

         As part of FOCUS 1000, the Company utilizes electronic data interchange
(EDI) with its five major vendors and ten of its independent vendors. This direct computer link enables automatic and immediate transmission of purchase orders and, with certain vendors, return requests, expediting their execution.

TRADEMARKS AND SERVICE MARKS

         The Company operates its stores under various names and service marks, including National Record Mart, NRM Music, Waves Music, Music Oasis, Vibes Music, Waves Music and Gifts, Music X, House of Music and Tempo Music. The Company has obtained federal registrations of its trademarks and service marks for Waves Music, NRM Music, Oasis Music & Video, Music Oasis, Music X and has applied for registration of its service marks in Vibes Music. The application for registration of the service mark Vibes Music has been opposed by one party. This opposition is currently pending before the Trademark trial and appeal board. The trade name Tempo Music was acquired through an acquisition in November 1998 and will eventually be changed to Waves Music.

PERSONNEL

         As of March 25, 2000, the Company employed 1,463 persons, 132 of whom worked at the Company's headquarters (including 7 part-time employees) or were area supervisors and 1,331 of whom worked at the Company's stores (including 607 part-time employees). The Company also adds part-time personnel during the Christmas season. In December 1999, the Company employed approximately 325 seasonal employees. None of the Company's employees are represented by a union. The Company believes that its employee relations are good.


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

        2000                              24                  2004                              22
        2001                              15                  2005                              10
        2002                              22                  2006                               9
        2003                              14                  2007 and thereafter               63

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

SUPPLEMENTARY ITEM.

IDENTIFICATION OF EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers of the Company as of June 21, 2000.

         Name                               Age                        Office with the Company
         ----                               ---                        -----------------------
         William A. Teitelbaum              49                         Chairman, CEO, President and Director
         Theresa Carlise                    41                         Senior Vice President, CFO,
                                                                       Treasurer, Secretary and Director
         Scott Bargerstock                  50                         Vice President of Business Development
         James Benedetti                    37                         Vice President of Information Systems
         John Grandoni                      50                         Vice President of Purchasing
         Charles Michael Stephenson         43                         Vice President of Marketing

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

James Benedetti is Vice President of Information Systems and has been with the Company for eleven years as Manager and Director of Information Systems. In February of 1998 Mr. Benedetti was promoted to his current position.

John Grandoni is Vice President of Purchasing and has twenty-three years of specialty music retail experience in various positions. Prior to joining the Company in 1996 Mr. Grandoni was Vice President of Purchasing for Cavages, a music specialty retailer based in Buffalo, New York. In February of 1998 Mr. Grandoni was promoted to his current position.

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

         As of June 21, 2000, the approximate number of common stockholders of record was 95. The approximate number of total stockholders as of that date was 1,600.

DIVIDEND POLICY

         In conjunction with the Company's senior credit facility, the Company is prohibited from paying cash dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA


                           NATIONAL RECORD MART, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
       (IN THOUSANDS, EXCEPT PER SHARE DATA AND SELECTED OPERATING DATA)

                                                                                    FISCAL YEAR ENDED (1)
                                                            ------------------------------------------------------------------
                                                            March 25,      March 27,      March 28,    March 29,     March 30,
                                                              2000           1999           1998         1997         1996(2)
                                                            ---------      ---------      ---------    ---------     ---------
STATEMENTS OF OPERATIONS DATA:
Net sales                                                   $142,645       $129,902       $112,448      $99,439       $99,084
Gross profit                                                  54,720         48,217         42,963       37,106        36,538
Selling, general and administrative expenses                  51,189         43,743         36,859       34,385        34,542
Depreciation and amortization                                  4,664          3,540          2,801        2,725         3,117
Impairment of assets write-down                                   --             --             --           --         2,906
Interest expense, net                                          4,458          3,082          1,822        1,696         1,597
Other expense (income), net                                      338            539            104          (26)          446
(Loss) income before income tax expense (benefit)             (5,929)        (2,688)         1,378       (1,674)       (6,609)
Net (loss) income                                             (8,072)        (1,691)           893       (1,101)       (3,884)
Basic net (loss) income per share                           $  (1.60)      $   (.35)      $    .18      $  (.23)      $  (.79)
Diluted net (loss) income per share                         $  (1.60)      $   (.35)      $    .18      $  (.23)      $  (.79)
Basic weighted average number of shares outstanding            5,049          4,801          4,845        4,852         4,927
Weighted average number of common shares and
  common share equivalent shares (warrants and options)
  outstanding                                                  5,049          4,801          5,057        4,852         4,927

SELECTED OPERATING DATA:
Stores open at beginning of year                                 174            148            147          151           141
Stores opened/acquired during year                                18             33             11            8            16
Stores closed during year                                         13              7             10           12             6
Stores open at end of year                                       179            174            148          147           151
Comparable store net sales (decrease) increase (3)                (3)%            4%            13%        (0.4)%          (3)%

BALANCE SHEET DATA:
Working capital                                             $ 24,329       $ 28,058       $ 23,892      $23,964       $22,245
Total assets                                                  81,851         73,657         52,540       55,020        52,924
Long-term debt, including current maturities                  42,940         35,325         19,413       21,370        19,468
Stockholders' equity                                           7,806         15,843         16,958       16,066        17,178

(1) Each fiscal year consisted of 52 weeks except the fiscal year ended March 30, 1996, which consisted of 53 weeks. Each fiscal year is hereafter referred to by the year in which it ended, e.g., the fiscal year ended March 25, 2000 is "fiscal 2000"

(2) The Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," in fiscal 1996. In connection with this adoption, the Company wrote down $2,906,481 of assets, which increased its net loss by $1,860,148 or $0.38 per share for fiscal year ended March 30, 1996.

(3) A store is included in comparable store sales calculations at the beginning of its 13th full month of operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items in the Consolidated Statements of Operations as a percentage of net sales:

                                                                            Fiscal Years
                                                               ----------------------------------------
                                                                2000             1999             1998
                                                               ------           ------           ------
Net sales                                                      100.0%           100.0%           100.0%
Cost of sales                                                   61.6             62.9             61.8
                                                               ------           ------           ------
  Gross profit                                                  38.4             37.1             38.2
Selling, general and administrative expenses                    35.9             33.7             32.7
Depreciation and amortization                                    3.3              2.7              2.5
Interest expense, net                                            3.1              2.3              1.7
Other expense                                                    0.3               .4              0.1
                                                               ------           ------           ------
(Loss) income before income taxes expense (benefit)             (4.2)            (2.0)             1.2
Provision (benefit) for income taxes                             1.5              (.7)             (.4)
                                                               ------           ------           ------
  Net (loss) income                                             (5.7)%           (1.3)%            0.8%
                                                               ======           ======           ======

         Net Sales. Net sales increased during fiscal 2000 by $12.7 million or 9.8% compared to fiscal 1999. Factors that contributed to the increase in total sales are the opening of 18 new stores and the closing of 13 stores which was partially offset by the decrease in comparable store sales of 3.4%. Net sales increased during fiscal 1999 by 15.5% compared to fiscal 1998, due primarily to the increase in comparable store sales of 4.2% compared to fiscal 1998. This increase was primarily due to strong new releases in all genres of music and the Company's marketing programs and the opening of 33 new stores and the closing of 7 under-performing stores.

         Gross Profit. Gross profit expressed as a percentage of net sales, increased from 37.1% in fiscal 1999 to 38.4% in fiscal 2000. A primary reason for the increase in gross profit was due to the Company wide increase in shelf pricing. This was offset slightly by the continued shift in consumer preference from higher profit margin cassettes to lower profit margin CDs. Gross profit decreased from 38.2% in fiscal 1998 to 37.1% in fiscal 1999. A portion of the decrease, expressed as a percentage of sales, is attributable to competitive pricing factors and the continued shift in consumer preference from higher profit margin cassettes to lower profit margin CDs.

         Expenses. Selling, general and administrative expenses, (SG&A) expressed as a percentage of net sales increased from 33.7% in fiscal 1999 to 35.9% in fiscal 2000. This increase expressed as a percentage of net sales, is largely attributable to approximately 50 non-comp stores (stores not open for one full year) which sales have not proportionally matured to their selling, general and administrative expenses. As a percentage of sales, SG&A increased in fiscal 1999 to 33.7% from 32.7% in fiscal 1998. The Company's increase in SGA in fiscal 1999 is related to the added expenses for 33 new stores and 14 store remodels and expansions of which sales have not proportionately matured.

         Depreciation and amortization increased from $3.5 million in fiscal 1999 to $4.7 million in fiscal 2000 primarily due to the addition of 18 new stores and the amortization of the costs associated with the private placement of its subordinated debt. Depreciation and amortization increased from $2.8 million in fiscal 1998 to $3.5 million in fiscal 1999 due to the addition of 33 new stores.

         Interest Expense. Interest expense expressed as a percentage of net sales was 3.2% or $4.5 million for fiscal 2000 compared to 2.4% or $3.2 million for fiscal 1999. The increase in interest expense of approximately $1.3 million in fiscal 2000 is due to an increase in borrowings relating to the addition of 18 new stores.

         In fiscal 1999 interest expense was 2.4% expressed as a percentage of sales or $3.2 million as compared to 1.7% or $1.9 million in fiscal 1998. The increase in interest expense of approximately $1.3 million in fiscal 1999 is due to the accretion of approximately $445,000 of the $1.6 million of the subordinated debt discount originating in the first month of the fiscal year and an increase in borrowings relating to the addition of 33 new stores.

         Income Taxes. The Company's effective tax rate in fiscal 2000 and 1999 was 35% and 34%, respectively.

         The Company recorded a valuation allowance in fiscal 2000 to reduce its deferred income tax balances of approximately $4.2 million. See Note 5 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash generated by operations, trade credit, and amounts available under its credit facility. Net cash provided by operating activities was $2.7 million in fiscal 2000 compared to net cash provided by operating activities of $2.3 million in fiscal 1999 and $3.8 million in fiscal 1998. During fiscal 2000, the $2.7 million provided by operating activities was primarily due to increases in accounts payable, depreciation and amortization, and the recording of deferred tax valuation allowance, while being offset by net loss and an increase in inventory.

         In fiscal 1999 and 1998 the net cash provided by operating activities was primarily attributable to increases in depreciation and amortization, accounts payable, and other liabilities and accrued expenses, while being offset by the net loss and an increase in inventory.

         During fiscal 2000, 1999 and 1998, the Company used $9.3 million, $10.3 million and $2.5 million, respectively, to purchase property and equipment. The Company opened 18 new stores and closed 13 stores in fiscal 2000, 33 new stores and 7 closed stores in fiscal 1999, and 11 new stores and 10 closed stores in fiscal 1998. In fiscal 1999, the 33 new stores included two acquisitions. The Company acquired 4 stores from Record Den Inc. and DJK Records & Video Inc. for approximately $933,000 and 13 stores from Happy Town and Tempo for approximately $3.6 million. The Company anticipates opening 1 store in fiscal 2001. Management estimates that the capital cost of opening the new store will be approximately $300,000 which will be funded through operating cash flow and its credit facilities, excluding inventory of approximately $300,000 which is obtained through trade credit.

         On February 17, 1998 the Company renewed its revolving line of credit from an institutional lender through June 10, 2003. Under the line, the Company is permitted to borrow up to $35 million, subject to a borrowing base calculation based upon inventory levels. Between the months of October 1 and December 31 an overadvance of $1.5 million is available to the Company in addition to its borrowing base calculation, not to exceed in total the borrowing limit of $35 million. As of February 1, 1999, the Company's institutional lender reduced its interest rates. Borrowings under the amended facility bear interest at a floating rate equal to the lender's base rate (9.0% at March 25, 2000) or, at the Company's option, the 30-day LIBOR rate (6.12375% at March 25, 2000) plus 2.0%.

         As of March 25, 2000, the Company's outstanding credit balance on its revolver was $28.2 million. The Company's borrowing availability at March 25, 2000 was $3.3 million. The revolver balance and the Company's cash requirements peak in February when the Company's trade payables become due from the Christmas selling season.

         On April 16, 1998, the Company completed a private placement of $15,000,000 of senior subordinated notes to a group of institutional lenders. The notes carry an interest rate of 11.75% payable semi-annually and are due on April 16, 2001. In consideration of the placement the Company issued warrants to purchase 400,000 shares of common stock at $.01 per share. The Company used the funds to expand its store base, update its point of sale equipment and general working capital purposes.

         On February 23, 1994, the Board of Directors approved a program for the Company to purchase up to $1,000,000 in value of its common stock. On September 17, 1998 the Board of Directors approved the Company to purchase up to 500,000 additional shares of the Company's common stock. Such purchases will be made from time to time in the marketplace at the Company's discretion. Since the inception of the programs, the Company has purchased 446,817 shares of its stock.

         Management believes that cash flows from operations, amounts available under the revolving credit facility and the subordinated debt facility will be sufficient to meet the Company's current liquidity and capital needs at least through fiscal 2001.

SEASONALITY

         The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third quarter of its fiscal year, which includes the Christmas selling season. Approximately 37% of the Company's net sales for fiscal 2000 were generated in the third quarter. (See Note 9 of Notes to the Consolidated Financial Statements for quarterly financial data.) Year-to-year comparisons of quarterly results and comparable store net sales can be affected by a variety of factors, including the success and timing of new releases by manufacturers, the timing and duration of the holiday selling seasons and the timing of new store openings and sales promotions.

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

         The Company's Y2K readiness costs were approximately $1.5 million. Of the total costs $1.0 million was capitalized and is being amortized over the useful lives of the applicable assets. For the remainder of the costs the Company entered into an operating lease for approximately $471,000 for a term of 48 months of which the Company has expensed to date $50,000. The Company funded the capital elements of resolving the Y2K issues through funds generated from operations.

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

ITEM 10. (a) AND (b) DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by these items of Part III will be set forth in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after March 25, 2000 under similar captions and is incorporated herein by reference, except that the information required with respect to the executive officers of the Company under Item 10 (b) is set forth immediately following Item 4.

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

                                            NATIONAL RECORD MART, INC.


                                            BY: /s/ William A. Teitelbaum
                                                --------------------------------
                                                William A. Teitelbaum
                                                Chairman of the Board, President
                                                and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Capacity                                      Date
---------                                   --------                                      ----
/s/ William A. Teitelbaum                   Chairman of the Board, President              June 23, 2000
---------------------------                 Chief Executive Officer and Director
William A. Teitelbaum


/s/ Theresa Carlise                         Senior Vice President                         June 23, 2000
---------------------------                 Chief Financial Officer,
Theresa Carlise                             Chief Accounting Officer,
                                            Treasurer, Secretary and Director


/s/ Samuel S. Zacharias                     Director                                      June 23, 2000
---------------------------
Samuel S. Zacharias


/s/ Irwin B. Goldstein                      Director                                      June 23, 2000
---------------------------
Irwin B. Goldstein

                           NATIONAL RECORD MART, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                        Page
                                                                                        ----
Report of Independent Auditors                                                          17

Consolidated Statements of Operations for the fiscal years
ended March 25, 2000, March 27, 1999, and March 28, 1998                                18

Consolidated Balance Sheets as of March 25, 2000 and March 27, 1999                     19

Consolidated Statements of Cash Flows for the fiscal years
ended March 25, 2000, March 27, 1999, and March 28, 1998                                20

Consolidated Statements of Stockholders' Equity for the fiscal years
ended March 25, 2000, March 27, 1999, and March 28, 1998                                21

Notes to Consolidated Financial Statements                                              22

Report of Independent Auditors


To the Board of Directors and Stockholders of National Record Mart, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of National Record Mart, Inc. and subsidiary as of March 25, 2000 and March 27, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 25, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Record Mart, Inc. and subsidiary at March 25, 2000 and March 27, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 25, 2000, in conformity with accounting principles generally accepted in the United States.



                                               ERNST & YOUNG LLP


Pittsburgh, Pennsylvania
June 2, 2000

                   NATIONAL RECORD MART, INC. and Subsidiary
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the years ended March 25, 2000, March 27, 1999 and March 28, 1998


                                                                              Years Ended
                                                            ------------------------------------------------
                                                              March 25,         March 27,         March 28,
                                                                2000              1999              1998
                                                            ------------      ------------      ------------
Net sales                                                   $142,644,670      $129,902,083      $112,488,429
Cost of sales                                                 87,924,659        81,685,053        69,524,955
                                                            ------------      ------------      ------------
     Gross profit                                             54,720,011        48,217,030        42,963,474

Selling, general and administrative expenses                  51,189,259        43,743,424        36,858,670
Depreciation and amortization                                  4,664,260         3,540,141         2,801,248
Interest expense                                               4,494,690         3,165,988         1,859,661
Interest income                                                  (37,107)          (83,493)          (37,935)
Other expense                                                    337,770           539,173           104,321
                                                            ------------      ------------      ------------
Total expenses                                                60,648,872        50,905,233        41,585,965
                                                            ------------      ------------      ------------

(Loss) income before income tax (benefit) expense             (5,928,861)       (2,688,203)        1,377,509
Provision (benefit) for income taxes                           2,143,319          (996,862)          484,861
                                                            ------------      ------------      ------------

      Net (loss) income                                     $ (8,072,180)     $ (1,691,341)     $    892,648
                                                            ============      ============      ============

Basic net (loss) income per share                           $      (1.60)     $      (0.35)     $       0.18
Diluted net (loss) income per share                         $      (1.60)     $      (0.35)     $       0.18

Basic weighted average common shares outstanding               5,048,788         4,800,867         4,844,624
Weighted average number of common shares and common
   equivalent shares (warrants and options) outstanding        5,048,788         4,800,867         5,057,323


           See accompanying notes to consolidated financial statements

                   NATIONAL RECORD MART, INC. and Subsidiary
                          CONSOLIDATED BALANCE SHEETS
                    As of March 25, 2000 and March 27, 1999


                                                                                   March 25,         March 27,
                                                                                     2000              1999
                                                                                 ------------      ------------
Assets
  Current assets:
    Cash and cash equivalents                                                    $  1,935,092      $  2,016,310
    Merchandise inventory                                                          51,040,684        44,137,192
    Due from stockholder                                                              380,154           494,249
    Deferred income taxes                                                                  --           417,000
    Refundable income taxes                                                                --           229,860
    Other current assets                                                            2,239,753         3,358,625
                                                                                 ------------      ------------
  Total current assets                                                             55,595,683        50,653,236

  Property and equipment, at cost                                                  44,332,172        36,014,844
  Accumulated depreciation and amortization                                       (21,006,162)      (17,771,446)
                                                                                 ------------      ------------
  Property and equipment, net                                                      23,326,010        18,243,398

  Other assets:
    Deferred income taxes                                                                  --         1,726,319
    Intangibles                                                                     2,296,205         2,534,646
    Other assets                                                                      633,514           499,180
                                                                                 ------------      ------------
  Total other assets                                                                2,929,719         4,760,145
                                                                                 ------------      ------------
    Total assets                                                                 $ 81,851,412      $ 73,656,779
                                                                                 ============      ============

Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable                                                             $ 25,046,213      $ 16,700,902
    Deferred income                                                                 1,012,159         1,505,954
    Other liabilities and accrued expenses                                          5,046,649         4,281,331
    Current maturities of long-term debt                                              161,770           106,695
                                                                                 ------------      ------------
Total current liabilities                                                          31,266,791        22,594,882

  Long-term debt:
    Notes payable                                                                  14,558,285        13,845,464
    Revolving credit facility                                                      28,219,850        21,373,000
                                                                                 ------------      ------------
  Total long-term debt                                                             42,778,135        35,218,464

  Commitments and contingencies

  Stockholders' equity:
    Preferred Stock, $.01 par value, 2,000,000 shares authorized, none issued              --                --
    Common Stock, $.01 par value, 9,000,000 shares authorized,
     5,498,484 and 5,494,384 shares issued, and 5,051,667 and 5,049,567 shares
     outstanding at March 25, 2000 and March 27, 1999, respectively                    54,985            54,944
    Additional paid-in capital                                                     15,902,474        15,858,922
    Retained (deficit) earnings                                                    (6,481,748)        1,590,432
                                                                                 ------------      ------------
                                                                                    9,475,711        17,504,298
    Less Treasury Stock, 446,817 and 444,817 shares at
      March 25, 2000 and March 27, 1999, respectively                              (1,669,225)       (1,660,865)
                                                                                 ------------      ------------
    Total stockholders' equity                                                      7,806,486        15,843,433
                                                                                 ------------      ------------
      Total liabilities and stockholders' equity                                 $ 81,851,412      $ 73,656,779
                                                                                 ============      ============


           See accompanying notes to consolidated financial statements

                   NATIONAL RECORD MART, INC. and Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the years ended March 25, 2000, March 27, 1999 and March 28, 1998


                                                                               Years Ended
                                                           ---------------------------------------------------
                                                              March 25,          March 27,          March 28,
                                                                2000               1999               1998
                                                           -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                          $  (8,072,180)     $  (1,691,341)     $     892,648
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
    Depreciation and amortization                              4,664,260          3,540,141          2,801,248
    Accretion of notes payable for value assigned
      for warrants                                               571,826            445,464                 --
    Loss from disposal of property and equipment                 197,581            144,101            185,475
    Deferred income taxes                                      2,143,319           (816,319)           185,000
    Stock option compensation                                     33,343                 --                 --
    Other                                                       (101,824)            29,835                 --

Changes in operating assets and liabilities:
    Merchandise inventory                                     (6,625,693)        (4,862,139)           466,564
    Other assets                                               1,041,497           (636,789)          (721,147)
    Refundable income taxes                                      229,860           (166,338)         1,459,617
    Accounts payable                                           8,345,311          4,373,283         (2,207,512)
    Deferred income                                              493,795            312,822            214,201
    Other liabilities and accrued expenses                      (222,272)         1,805,352            351,269
    Income taxes payable                                              --           (181,782)           181,782
                                                           -------------      -------------      -------------
      Net cash provided by operating activities                2,698,823          2,296,290          3,809,145

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                            (9,398,411)       (10,300,704)        (2,508,714)
Asset purchases (see Note 8)                                    (540,535)        (4,507,275)                --
Amounts received from (loaned to) stockholders                   114,095            (94,705)           (28,819)
Other long-term investments                                           --                 --            235,447
                                                           -------------      -------------      -------------

    Net cash used in investing activities                     (9,824,851)       (14,902,684)        (2,302,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt facilities                                 (160,387,046)      (164,655,790)      (130,704,676)
Net borrowings on revolving debt facilities                  167,429,966        180,122,821        128,747,032
Purchases of Treasury Stock                                       (8,360)        (1,229,881)                --
Exercise of stock options                                         10,250              1,250                 --
                                                           -------------      -------------      -------------
   Net cash provided by (used in) financing activities         7,044,810         14,238,400         (1,957,644)
                                                           -------------      -------------      -------------

Net (decrease) increase in cash and cash equivalents             (81,218)         1,632,006           (450,585)
Cash and cash equivalents, beginning of year                   2,016,310            384,304            834,889
                                                           -------------      -------------      -------------
Cash and cash equivalents, end of year                     $   1,935,092      $   2,016,310      $     384,304
                                                           =============      =============      =============


           See accompanying notes to consolidated financial statements

                   NATIONAL RECORD MART, INC. and Subsidiary
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     For the years ended March 25, 2000, March 27, 1999 and March 28, 1998




                                                           Additional                                                     Total
                                       Common Stock         Paid-in         Retained                  Treasury Stock  Stockholders'
                                   Shares       Amount      Capital    Earnings/(Deficit)   Shares       Amount          Equity
                                 ---------     -------    -----------  ------------------  -------    --------------  -------------
Balance at March 29, 1997        5,037,916     $50,379    $14,057,288     $ 2,389,125      193,292     $  (430,984)    $16,065,808
  Net income                            --          --             --         892,648           --              --         892,648
                                 ---------     -------    -----------     -----------      -------     -----------     -----------

Balance at March 28, 1998        5,037,916      50,379     14,057,288       3,281,773      193,292        (430,984)     16,958,456
  Warrants issued and exercised    455,968       4,560      1,800,389              --           --              --       1,804,949
  Stock options exercised              500           5          1,245              --           --              --           1,250
  Net loss                              --          --             --      (1,691,341)          --              --      (1,691,341)
  Purchases of treasury stock           --          --             --              --      251,525      (1,229,881)     (1,229,881)
                                 ---------     -------    -----------     -----------      -------     -----------     -----------

Balance at March 27, 1999        5,494,384      54,944     15,858,922       1,590,432      444,817      (1,660,865)     15,843,433
  Stock options exercised            4,100          41         10,209              --           --              --          10,250
  Stock option compensation             --          --         33,343              --           --              --          33,343
  Net loss                              --          --             --      (8,072,180)          --              --      (8,072,180)
  Purchases of treasury stock           --          --             --              --        2,000          (8,360)         (8,360)
                                 ---------     -------    -----------     -----------      -------     -----------     -----------

Balance at March 25, 2000        5,498,484     $54,985    $15,902,474     $(6,481,748)     446,817     $(1,669,225)    $ 7,806,486
                                 =========     =======    ===========     ===========      =======     ===========     ===========






          See accompanying notes to consolidated financial statements

                    NATIONAL RECORD MART, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

National Record Mart, Inc. (the "Company") is a specialty retailer of home entertainment products, including compact discs, audio and video cassettes, and related accessories. As of March 25, 2000, the Company operated 179 stores in 33 states and the U.S. territory of Guam. The stores are primarily in the eastern part of the United States and operate under five distinct store concepts, National Record Mart or NRM Music, Waves Music, Vibes Music, Music Oasis and Music X, each of which targets a different customer base. The Company's fiscal year is the 52 or 53 weeks ending on the Saturday in March closest to March 31. Fiscal years 2000, 1999 and 1998 ended on March 25 (52 weeks), March 27 (52 weeks) and March 28 (52 weeks), respectively.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Equipment and major improvements to existing locations are capitalized. Expenditures for repairs and maintenance which do not extend the useful life of assets are charged to expense as incurred. Provisions for depreciation are computed using the straight-line method for book purposes and accelerated methods for tax purposes based upon the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the lease term which includes anticipated renewal periods. Property and equipment of the Company consist of the following:

                                                               March  25,        March 27,
              Assets                        Asset Lives           2000             1999
              ------                        -----------       ------------     ------------
         Leasehold improvements              10 years         $ 19,010,167     $ 15,804,791
         Fixtures and equipment               7 years           25,250,286       20,138,334
         Vehicles                             5 years               71,719           71,719
                                                              ------------     ------------
               Total                                            44,332,172       36,014,844
         Less accumulated depreciation                         (21,006,162)     (17,771,446)
                                                              ------------     ------------
               Property and equipment, net                    $ 23,326,010     $ 18,243,398
                                                              ============     ============


Depreciation expense for the years ended March 25, 2000, March 27, 1999 and March 28, 1998 was approximately $4,209,000, $3,096,000 and $2,562,000, respectively.

INTANGIBLE ASSETS

Intangible assets recorded by the Company are being amortized using the straight-line method over their estimated useful lives. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the original acquisition of the Company and the acquisitions of businesses in fiscal 1994, fiscal 1999 and fiscal 2000 and is being amortized over periods of 40 years for acquisitions taking place in fiscal 1994 and 15 years for acquisitions taking place in fiscal 1999 and fiscal 2000. The amortization period is determined by taking into consideration the following factors: the amortization periods generally used in the retail music business, the highly competitive nature of the business including emerging forms of competition and the overall history of profitability of the acquired business. The estimated useful life of other intangible assets is five years. Accumulated amortization as of March 25, 2000 and March 27, 1999 was approximately $1,177,000 and $739,000, respectively. Amortization expense for the years ended March 25, 2000, March 27, 1999 and March 28, 1998 was approximately $438,000, $444,000, and $239,000, respectively.

VALUATION OF LONG-LIVED ASSETS

The Company monitors the recoverability of long-lived assets, based on factors such as current market value, future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets. The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. The impairment loss is calculated as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for the Company's financial instruments approximate their fair value.

STORE OPENING COSTS

The expenses associated with the opening of new stores are charged to expense as incurred.

ADVERTISING COSTS

Advertising and sales promotional programs are charged to expense during the periods in which they are run. Total advertising and sales promotional expenses for the fiscal years ended March 25, 2000, March 27, 1999 and March 28, 1998 were approximately $2,202,000, $2,046,000 and $1,900,000, respectively.

STOCK OPTION PLANS

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company continues to account for its stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25. See pro forma disclosures required under FASB Statement No. 123 in Note 4.

REVENUE RECOGNITION

Revenue from sales of merchandise is recognized at the point of sale to the consumer, at which time payment is tendered. There are no provisions for uncollectible amounts since payment is received at the time of sale. In connection with gift certificates, a deferred revenue amount is established upon purchase of the gift certificate by the customer and revenue is recognized upon redemption and purchase of merchandise.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD PRONOUNCEMENT

FAS 133, Accounting for Derivative Instruments and Hedging Activities

In 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the recognition and measurement of derivatives and hedging activities. The standard is effective for fiscal 2002. The Company does not currently engage in these types of risk management or investment activities. Based upon current business practices, the statement is not anticipated to have any impact on the Company's financial statements.

EARNINGS PER SHARE

The following table shows the share amounts used in computing basic and diluted earnings per share.

                                                      March 25,        March 27,         March 28,
                                                        2000             1999              1998
                                                      ---------        ---------         ---------
Weighted average common shares outstanding            5,048,788        4,800,867         4,844,624
Dilutive common stock equivalents                            --               --           442,429
Treasury stock assumed to be repurchased using
   proceeds from options and warrants                        --               --          (229,730)
                                                      ---------        ---------         ---------

Weighted average common shares and equivalents
   outstanding                                        5,048,788        4,800,867         5,057,323
                                                      =========        =========         =========


RECLASSIFICATION

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the March 25, 2000 presentation.


2. REVOLVING CREDIT FACILITY AND TERM DEBT

Long-term debt consisted of the following as of:

                                                                        March 25,          March 27,
                                                                          2000               1999
                                                                       -----------        -----------
         REVOLVING CREDIT FACILITY -- Bears interest at
         the bank's base rate (9.00% at March 25, 2000),
         or the 30-day LIBOR rate (6.12375% at
         March 25, 2000) plus 2.0%. Secured by
         substantially all of the assets of the Company                $28,219,850        $21,373,000

         SUBORDINATED  NOTES -- $15 million notes with interest
         rate of 11.75%.  Notes net of discount of $582,710
         as of March 25, 2000                                           14,417,290         13,845,464

         OTHER                                                             302,765            106,695
                                                                       -----------        -----------
                                                                        42,939,905         35,325,159
         Less current maturities                                           161,770            106,695
                                                                       -----------        -----------
         Long-term debt                                                $42,778,135        $35,218,464
                                                                       ===========        ===========

The Company has a revolving credit facility (the "Revolver") which expires on June 10, 2003. The maximum borrowings under the Revolver are $35,000,000 and are based upon eligible inventory levels as defined therein. During the months of October through December 31 of each year, an overadvance is available in addition to the borrowing base as calculated by levels of inventory in the amount of $1.5 million. In any event, the total borrowings under this facility shall not exceed the limit of $35 million. As of March 25, 2000, approximately $31,500,000 was available and approximately $3,300,000 was unused under the revolving line of credit facility. The Company is required to pay a monthly commitment fee of .25% per annum on the unused portion of the Revolver and a monthly collateral monitoring fee of $3,500.

The Revolver also contains various financial and other covenants that place restrictions or limitations on the Company and its subsidiaries, the more restrictive of which include: (i) maintenance of a number of financial ratios, as defined, (ii) a restriction on dividends, and (iii) limitation on capital expenditures.

On April 16, 1998, the Company secured a private placement of $15,000,000 in senior subordinated notes. The notes carry an interest rate of 11.75% payable semiannually and expire April 16, 2001. In consideration of the placement, the Company issued 400,000 common stock warrants with an exercise price of $0.01. The Company has allocated $1,600,000 of value for accounting purposes to the warrants, which has been recorded as a reduction of the $15,000,000. This reduction will be accreted as additional interest expense over the term of the note. The Company has issued 39,990 warrants for an additional expense of $205,000 in the third quarter of fiscal 1999. The additional warrants are a settlement for the delay in the effective date of registering the 400,000 warrants noted above with the SEC. During the year ended March 27, 1999, both the 400,000 and 39,990 warrants were exercised.

Future scheduled maturities of long-term debt are as follows:

                          Year Ended
                            March
                          ----------
                             2001                       $   161,770
                             2002                        15,010,248
                             2003                            10,709
                             2004                        28,231,913
                             2005                            13,593
                             Thereafter                      94,382
                                                        -----------
                                                         43,522,615
                             Discount to be accreted        582,710
                                                        -----------
                                  Total                 $42,939,905
                                                        ===========

Interest payments of $3,874,000, $1,918,000 and $1,860,000 were made during the fiscal years ended March 25, 2000, March 27, 1999 and March 28, 1998, respectively.

3. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan. The Company sponsors a qualified, noncontributory profit sharing plan for eligible employees. Contributions to the plan, as determined by the Board of Directors, are discretionary but generally may not exceed 15% of the defined annual compensation paid to all participating employees. No contributions were made to the plan for any of the years presented.

401(k) Plan. The Company sponsors a 401(k) plan for eligible employees. Employees who have attained age 21 and are paid for 1,000 or more hours of service within the twelve months from the date hired are eligible to participate. Under provisions of the plan, participants may contribute up to 15% of their eligible compensation to the plan. These contributions are made through payroll deductions and are partially matched by the Company. Contributions made by the Company to its 401(k) plan were $72,000, $64,000 and $50,000 for the years ended March 25, 2000, March 27, 1999 and March 28, 1998, respectively.

4. STOCK OPTION PLANS

The National Record Mart, Inc. 1993 Stock Option Plan (the "Plan") provides for the grant of 185,000 incentive or non-statutory stock options to purchase common stock. Employees who share the responsibility for the management growth or protection of the business of the Company are eligible to receive options which are approved by a committee of the Board of Directors. These options primarily vest over five years and are exercisable for a ten-year period from the date of the grant.

Additionally, the Company's Board of Directors adopted the National Record Mart, Inc. 1993 Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of 15,000 stock options to purchase common stock to all independent members of the Board of Directors who are not employees of the Company and who are disinterested persons (as used in Rule 16b-3 promulgated under the Securities Exchange Act of 1934). These options vest over five years and are exercisable for a ten-year period from the date of grant.

On June 10, 1996, the Company's Board of Directors granted Mr. William A. Teitelbaum the option to purchase 200,000 shares of common stock par value $.01 per share of the Company at an option exercise price of $2.50 per share. The right to exercise such option vests in four equal installments over a period of four years beginning on June 15, 1997, and all options will vest automatically upon (i) acquisition by a third party or group of a majority of the Company's outstanding equity securities, or a sale of the Company, or all or substantially all of its assets, (ii) termination of Mr. Teitelbaum's employment without proper cause, (iii) a reorganization, merger or consolidation which results in a change in control of the Company or (iv) Mr. Teitelbaum's death. If Mr. Teitelbaum ceases to be employed by the Company for any other reason, the unvested portion of the options will be extinguished. The option expires on June 15, 2007.

On June 30, 1997, the Company's Board of Directors approved the 1997 Non-Employee Directors Stock Option Plan. The 1997 Directors' Plan provides for the grant of 25,000 shares to all independent members of the Board of Directors who are not employees. The options are vested as of grant date and are exercisable over a ten-year period from the date of grant at an exercise price of $2.50.

The Company's Board of Directors approved on July 1, 1997 the issuance of options to purchase 200,000 shares of the Company's common stock to William A. Teitelbaum. The options vest over twenty years and are exercisable at $0.10, with an expiration date of July 1, 2024. The options have a vesting event to automatically vest in full upon termination, death, merger, acquisition or liquidation.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended March 25, 2000: risk free rate of 5.25%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 1.283; and weighted-average expected life of the option of four or five years depending on terms of grant. For the year ended March 27, 1999: risk-free interest rate of 5.48%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 1.283; and weighted-average expected life of the option of five years. For the year ended March 28, 1998: risk-free interest rate of 6.38%; no dividend yield; volatility factors of the expected market price of the Company's common stock of .805; and weighted-average expected life of the option of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                        March 25,           March 27,         March 28,
                                                          2000                1999              1998
                                                       -----------         -----------        ---------
         Pro forma net income (loss)                   $(8,130,646)        $(1,744,919)       $845,579

         Pro forma net income (loss) per share:
           Basic                                       $     (1.61)        $     (0.36)       $   0.17
           Fully diluted                               $     (1.61)        $     (0.36)       $   0.17


Stock options granted prior to March 26, 1995 are excluded from the determination of pro forma net income.

A summary of the Company's stock option activity follows:

                                    March 25, 2000             March 27, 1999             March 28, 1998
                               ----------------------      ---------------------      ---------------------
                                            Weighted-                  Weighted-                  Weighted-
                                             Average                    Average                    Average
                                            Exercise                   Exercise                   Exercise
                               Options        Price        Options       Price        Options       Price
                               ----------------------      ---------------------      ---------------------
Outstanding -
  beginning of year            516,950        $1.88        503,300       $1.63        268,500       $2.72

Granted                         26,000         3.86         34,350        5.90        235,900        0.47

Exercised                       (4,100)        2.50           (500)       2.50             --          --

Cancelled                      (14,850)        4.21        (20,200)       2.50         (1,100)       2.50
                               ----------------------      ---------------------      ---------------------

Outstanding - end of year      524,000        $1.91        516,950       $1.88        503,300       $1.63
                               ======================      =====================      =====================

Exercisable - end of year      207,180        $2.66        134,600       $2.77         68,860       $3.20
                               ======================      =====================      =====================


5. INCOME TAXES

The provision (benefit) for income taxes, as shown in the accompanying Consolidated Statements of Operations, includes the following components:

                                                         March 25,         March 27,         March 28,
                                                           2000              1999              1998
                                                        ----------         ---------         ---------
         Current provision (benefit):
              Federal                                   $       --         $(175,520)        $294,741
              State                                             --            (5,023)           5,120
                                                        ----------         ---------         --------
                                                                --          (180,543)         299,861
         Deferred provision (benefit)                           --          (816,319)         185,000
         Adjustment of the beginning of the year
           valuation allowance                           2,143,319                --               --
                                                        ----------         ---------         --------
         Total income tax provision (benefit)           $2,143,319         $(996,862)        $484,861
                                                        ==========         =========         ========

A reconciliation of the Company's effective income tax rate with the federal statutory rate is as follows:

                                                               March 25,     March 27,     March 28,
                                                                 2000          1999           1998
                                                               ---------     ---------     ---------
         Federal statutory rate                                   34%           34%            34%
         State income taxes, net of federal tax benefit           --            --              1
         Current year valuation allowance                        (34)           --             --
         Adjustment of the beginning of the year
           valuation allowance                                    35            --             --
                                                                 ----          ----           ----

                Effective income tax rate                         35%           34%            35%
                                                                 ====          ====           ====


For income tax purposes, National Record Mart, Inc. and its subsidiary have approximately $8.5 million of net operating losses available to offset against future taxable income, subject to certain limitations. Such losses expire in 2019 and 2020.

Tax refunds of approximately $175,000, $9,300 and $1,324,000 were received during the fiscal years ended March 25, 2000, March 27, 1999 and March 28, 1998, respectively.

Significant components of the Company's deferred tax assets and liabilities as of March 25, 2000 and March 27, 1999 are as follows:

                                                                   March 25,             March 27,
                                                                     2000                  1999
                                                                  -----------           ----------
         Deferred tax assets:
              Excess tax basis in property and equipment          $   861,000           $1,029,000
              Excess tax basis in inventory                           326,000              296,000
              Other                                                   713,000              523,000
              NOL carryforward                                      2,900,000              811,000
              Valuation allowance                                  (4,229,000)                  --
                                                                  -----------           ----------
                                                                      571,000            2,659,000
         Deferred tax liabilities:
              Excess book basis in other current assets               571,000             (515,000)
                                                                  -----------           ----------
         Net deferred tax asset                                   $        --           $2,144,000
                                                                  ===========           ==========

Based on assessment of all available evidence as of March 25, 2000, including the fact that the Company is in a cumulative loss position, management has concluded that the deferred tax asset should be reduced by a valuation allowance equal to the net deferred tax asset.

6. COMMITMENTS AND CONTINGENCIES

The Company leases its retail stores and distribution center under operating leases. The lease agreements, including renewal options, expire on various dates through 2007. Most leases provide for additional contingent rents based on a percentage of sales and increases in real estate taxes. Future minimum annual lease payments under noncancellable lease agreements in excess of one year at March 25, 2000 are as follows:

                  2001                                      $ 15,969,110
                  2002                                        15,000,767
                  2003                                        14,094,927
                  2004                                        13,425,227
                  2005                                        12,358,537
                  Thereafter                                  34,883,309
                                                            ------------
                  Total future minimum lease payments       $105,731,877
                                                            ============

Rent expense for the years ended March 25, 2000, March 27, 1999 and March 28, 1998 was $15,884,000, $13,168,000 and $10,981,000 respectively, including contingent rentals of $263,000, $197,000 and $161,000, respectively.

7. CONCENTRATION OF BUSINESS RISKS

The Company purchases inventory for its stores from approximately 500 suppliers, with approximately 74% of purchases being made from five suppliers. In the past, the Company has not experienced difficulty in obtaining satisfactory sources of supply, and management believes that it will retain access to adequate sources of supply. However, a loss of a major supplier could cause a possible loss of sales, which would have an adverse effect on operating results and result in a decrease in vendor support for the Company's advertising programs.

8. ASSET PURCHASES

On May 4, 1998, the Company purchased certain of the assets of Record Den Inc. and DJK Records & Video Inc., totaling four stores. The acquisition was accounted for using the purchase method of accounting for a purchase price of approximately $933,000 resulting in $195,000 of goodwill which is being amortized using the straight-line method over 15 years, $708,000 for purchased assets and a $30,000 consulting and noncompete agreement for a period of three years. The purchase price was paid in cash upon completion of the agreement.

On November 13, 1998, the Company purchased certain of the assets of Happy Town Inc. and Tempo One Stop Records Inc., totaling twelve stores. The acquisition was accounted for using the purchase method of accounting for a purchase price of approximately $3,574,000 resulting in $869,000 of goodwill which is being amortized using the straight-line method over 15 years, $2,648,000 for purchased assets and a $57,000 consulting and noncompete agreement for a period of three years. The purchase price was paid in cash upon completion of the agreement.

On May 5, 1999, the Company amended its asset purchase agreement with Tempo One Stop Records Inc. and Happy Town Inc. to provide for the additional purchase of two stores located in Guam. The acquisition was accounted for using the purchase method of accounting for a purchase price of approximately $540,000 resulting in $200,000 of goodwill, which is being amortized using the straight-line method over 15 years, and $340,000 for purchased assets. The purchase price is being paid through monthly installments equal to 7% of sales of the store with the highest sales for the applicable month.

9. LITIGATION

The Company is involved, from time to time, in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes there are no lawsuits that will have a material effect on the Company's financial position.

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                   BASIC        DILUTED
                                                    NET          NET (LOSS)    NET (LOSS)        COMMON STOCK
                                  GROSS           INCOME          INCOME        INCOME               PRICE
                 SALES           PROFIT           (LOSS)         PER SHARE     PER SHARE       HIGH        LOW
                --------         -------         --------        ----------    ----------     -------    -------
2000:
First           $ 30,300         $11,292         $(1,830)         $(0.36)       $(0.36)       $ 9.945    $ 5.183
Second            30,682          12,461          (1,517)          (0.30)        (0.30)         4.691      3.266
Third             48,756          18,928           2,654            0.50          0.50          4.977      3.091
Fourth            32,906          12,039          (7,379)          (1.44)        (1.44)          6.00     2.9375
                --------         -------         -------          ------        ------
  Total         $142,644         $54,720         $(8,072)         $(1.60)*      $(1.60)*
                ========         =======         =======          ======        ======


1999:
First           $ 24,435         $ 9,414         $(1,218)         $(0.25)       $(0.25)       $12.875    $ 5.625
Second            26,368          10,015          (1,080)          (0.22)        (0.22)        10.375      3.375
Third             47,716          17,207           2,442            0.51          0.44         19.125      3.875
Fourth            31,383          11,581          (1,835)          (0.38)        (0.38)         9.875      3.625
                --------         -------         -------          ------        ------
  Total         $129,902         $48,217         $(1,691)         $(0.35)*      $(0.35)*
                ========         =======         =======          ======        ======


*  data rounded in quarterly calculations

                                INDEX TO EXHIBITS

     The following documents are filed as part of this 10K for the year ended March 25, 2000

     Exhibit No.  Description
     -----------  -----------

         3.1 Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
         3.2      Amended and Restated By-Laws of the Company, filed as Exhibit
                  3.4 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
         3.3 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended March 25, 1995 and incorporated by reference herein
         4.1 Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed as Exhibit
                  10.16 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
         4.2 Amendment, dated January 12, 1995, between the Company and Barclays Business Credit, Inc., to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed as Exhibit 4.2 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.3 Amendment, dated September 8, 1995, between the Company and Shawmut Capital Corporation, successor to Barclays Credit, Inc., to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed as Exhibit 4.3 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.4 Amendment, dated July 19, 1996, between the Company and Fleet Capital Corporation, successor to Shawmut Capital Corporation, to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed as Exhibit 4.4 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.5 Amendment, dated October 17, 1996, between the Company and Fleet Capital Corporation, to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1997 and incorporated by reference herein
         4.6 Amendment, dated June 25, 1997, between the Company and Fleet Capital Corporation, to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed as Exhibit 4.6 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.7 Amendment, dated February 17, 1998, between the Company and Fleet Capital Corporation, to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed as Exhibit 4.7 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.8 Amendment, dated April 16, 1998, between the Company and Fleet Capital Corporation, to the Loan and Security Agreement, dated June 11, 1993, between the Company and Barclays Business Credit, Inc., filed as Exhibit 4.8 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.9 Senior Subordinated Secured Note Purchase Agreement, dated as of April 16, 1998, among the Company, the Guarantors from time to time party thereto, the Purchasers from time to time party thereto, and Robert Fleming, Inc., as Agent, filed as Exhibit
                  4.9 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.10 Senior Subordinated Note Purchase Agreement, dated as of April 16, 1998, among the Company, the Guarantors from time to time party thereto, the Purchasers from time to time party thereto, and Robert Fleming, Inc., as Agent, filed as Exhibit 4.10 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.11 Issuer Security and Pledge Agreement, dated as of April 16, 1998, between the Company and Robert Fleming, Inc., as Agent, filed as Exhibit 4.11 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.

     Exhibit No.  Description
     -----------  -----------

         4.12 Guarantor Security and Pledge Agreement, dated as of April 16, 1998, between NRM Investments, Inc. and Robert Fleming, Inc., as Agent, filed as Exhibit 4.12 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.13 Trademark Collateral Security Agreement, dated as of April 16, 1998, between the Company and Robert Fleming, Inc., as Agent, filed as Exhibit 4.13 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.14 Subordination Agreement, dated as of April 16, 1998, between Robert Fleming, Inc., as Agent, and Fleet Capital Corporation, acknowledged by the Company and NRM Investments, Inc., filed as Exhibit 4.14 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.15 Junior Subordination Agreement, dated as of April 16, 1998, between Robert Fleming, Inc., as Agent, and Fleet Capital Corporation, acknowledged by the Company and NRM Investments, Inc., filed as Exhibit 4.15 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         4.16 Collateral Sharing and Agency Agreement, dated as of April 16, 1998, among the Company, NRM Investments, Inc., Robert Fleming, Inc., as Agent, and Fleet Capital Corporation, for itself and as Collateral Agent, filed as Exhibit 4.16 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         10.1 Sublease dated July 1, 1992 between the Company and General Motors Corporation, filed as Exhibit 10.12 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein.
         10.2 Employment Agreement dated April 1, 1993 between the Company and William A. Teitelbaum, filed as Exhibit 10.11 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
         10.3 Stock Option Agreement dated June 10, 1996 between the Company and William A. Teitelbaum, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1996 and incorporated by reference herein
         10.4 Stock Option Agreement dated July 1, 1997 between the Company and William A. Teitelbaum, filed as Exhibit 10.4 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         10.5 Registration Rights Agreement dated July 1, 1997 between the Company and William A. Teitelbaum, filed as Exhibit 10.5 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         10.6 Employment Agreement dated as of January 1, 1996 between the Company and Theresa Carlise, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1996 and incorporated by reference herein
         10.7     National Record Mart, Inc. 1993 Stock Option Plan, filed as
                  Exhibit 10.14 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
         10.8 National Record Mart, Inc. Non-Employee Director Stock Option Plan, filed as Exhibit 10.15 to the Company's Registration Statement No. 33-62622 on Form S-1 and incorporated by reference herein
         10.9 National Record Mart, Inc. 1997 Non-Employee Director Stock Option Plan, filed as Exhibit 10.9 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         10.10 Warrant Agreement, dated as of April 16, 1998, between the Company, Robert Fleming, Inc. and Seneca Capital, L.P., filed as Exhibit 10.10 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         10.11 Registration Rights Agreement, dated as of April 16, 1998, between the Company and the holders of registrable securities referred to therein, filed as Exhibit 10.11 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         10.12 Tag Along Agreement, dated as of April 16, 1998, between the Company, Seneca Capital, L.P., Robert Fleming, Inc. and certain holders of shares of common stock of the Company, filed as Exhibit 10.12 to the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.
         23.1     Consent of Ernst & Young LLP