Form 10-Q
period 2000-06-24
NATIONAL RECORD MART INC /DE/
filed 2000-08-08
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 24, 2000

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

                          COMMON STOCK, $.01 PAR VALUE,
                5,051,667 SHARES OUTSTANDING AS OF AUGUST 8, 2000

                           EXHIBIT INDEX ON PAGE 10.
                       THIS DOCUMENT CONSISTS OF 11 PAGES.

                           NATIONAL RECORD MART, INC.
                                      INDEX

                                                                                                  Page No.
                                                                                                  --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

                 Balance Sheets:  June 24, 2000 (unaudited) and March 25, 2000                         3

                 Statements of Operations:  Thirteen  Weeks Ended June 24, 2000
                 and June 26, 1999 (unaudited)                                                         4

                 Statements of Cash Flows:  Thirteen Weeks Ended June 24, 2000
                 and June 26, 1999 (unaudited)                                                         5

                 Notes to Consolidated Financial Statements (unaudited)                              6-7

   Item 2.  Management's  Discussion and Analysis of Financial Condition and
            Results of Operations                                                                    7-9

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                                          10

             Signature                                                                                10


                                      (2)

                           NATIONAL RECORD MART, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                June 24,       March 25,
                                                                                  2000            2000
                                                                              ------------    ------------
                                                                               (unaudited)
 Assets
   Current assets:
     Cash and cash equivalents                                                $  1,894,219    $  1,935,092
     Merchandise inventory                                                      50,542,753      51,040,684

     Due from stockholder                                                          363,338         380,154
     Other current assets                                                        1,948,994       2,239,753
                                                                              ------------    ------------
     Total current assets                                                       54,749,304      55,595,683
   Property and equipment, at cost                                              45,233,626      44,332,172
   Accumulated depreciation and amortization                                   (22,251,441)    (21,006,162)
                                                                              ------------    ------------
   Property and equipment, net                                                  22,982,185      23,326,010
   Other assets:
     Intangibles, net                                                            2,186,661       2,296,205
     Other                                                                         629,219         633,514
                                                                              ------------    ------------
     Total other assets                                                          2,815,880       2,929,719
                                                                              ------------    ------------
           Total assets                                                       $ 80,547,369    $ 81,851,412
                                                                              ============    ============

Liabilities and stockholders' equity Current liabilities:
     Accounts payable                                                         $ 25,674,563    $ 25,046,213
     Deferred income                                                               965,830       1,012,159
     Other liabilities and accrued expenses                                      3,910,405       5,046,649
     Current maturities of long-term debt                                          133,620         161,770
     Current maturity of note payable - subordinated                            14,693,713              --
                                                                              ------------    ------------

   Total current liabilities                                                    45,378,131      31,266,791
   Long-term debt:
     Notes payable - subordinated                                                       --      14,558,285
     Revolving credit facility                                                  31,539,232      28,219,850
                                                                              ------------    ------------
     Total long-term debt                                                       31,539,232      42,778,135
   Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued          --              --
     Commonstock, $.01 par value, 9,000,000 shares authorized, 5,498,484 issued at June 24, 2000 and March 25, 2000 and 5,051,167 outstanding
           at June 24, 2000, and March 25, 2000                                     54,985          54,985
     Additional paid-in capital                                                 15,902,474      15,902,474
     Retained earnings                                                         (10,658,228)     (6,481,748)
                                                                              ------------    ------------
                                                                                 5,299,231       9,475,711
     Less treasury stock, 446,817 shares at June 24, 2000 and March 25, 2000    (1,669,225)     (1,669,225)
                                                                              ------------    ------------
     Total stockholders' equity                                                  3,630,006       7,806,486
                                                                              ------------    ------------
           Total liabilities and stockholders' equity                         $ 80,547,369    $ 81,851,412
                                                                              ============    ============

           See accompanying notes to consolidated financial statements


                                      (3)

                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                   Thirteen       Thirteen
                                                                                  Weeks Ended    Weeks Ended
                                                                                    June 24,       June 26,
                                                                                      2000          1999
                                                                                  -----------    -----------
   Net sales                                                                      $30,230,906    $30,300,457
   Cost of sales                                                                   19,475,385     19,008,331
                                                                                  -----------    -----------
     Gross profit                                                                  10,755,521     11,292,126
   Selling, general and administrative expenses                                    12,404,706     12,080,976
   Depreciation and amortization                                                    1,228,373      1,074,562
   Interest expense                                                                 1,293,608        991,393
   Interest income                                                                    (9,517)        (7,374)
   Other expense                                                                       14,831         12,718
                                                                                  -----------    -----------
     Total expenses                                                                14,932,001     14,152,275
                                                                                  -----------    -----------

   Loss before income taxes                                                        (4,176,480)    (2,860,149)
   Income tax benefit                                                                      --      1,030,098
                                                                                  -----------    -----------
   Net loss                                                                       $(4,176,480)   $(1,830,051)
                                                                                  ===========    ===========
   Basic net loss per share                                                       $      (.83)   $      (.36)
                                                                                  ===========    ===========
   Diluted net loss per share                                                     $      (.83)   $      (.36)
                                                                                  ===========    ===========

Weighted average number of common shares
     and common equivalent shares outstanding                                       5,051,667      5,048,167
                                                                                  ===========    ===========


           See accompanying notes to consolidated financial statements


                                      (4)

                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Thirteen         Thirteen
                                                                        Weeks Ended      Weeks Ended
                                                                          June 24,         June 26,
                                                                            2000             1999
                                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $ (4,176,480)    $ (1,830,051)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                         1,228,373        1,074,562
     Deferred income taxes                                                 1,452,560               --
     Accretion of notes payable for value assigned to warrants               137,676          111,366
     Other                                                                     1,450               --
Changes in operating assets and liabilities:
     Merchandise inventory                                                   497,931       (7,621,553)
     Other assets                                                         (1,161,801)      (1,201,438)
     Accounts payable                                                        628,353        9,204,940
     Other liabilities and accrued expenses                               (1,184,103)      (1,007,768)
                                                                        ------------     ------------
           Net cash used in operating activities                          (2,576,041)      (1,269,942)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                          (770,632)      (2,564,441)
Amounts repaid by stockholders                                                16,816           18,484
                                                                        ------------     ------------
Net cash used in investing activities                                       (753,816)      (2,545,957)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                                         (34,630,659)     (35,032,525)
Borrowings on revolving line of credit                                    37,919,643       39,803,988
Exercise of options                                                               --            1,500
Purchases of Treasury Stock                                                       --           (8,360)
                                                                        ------------     ------------
           Net cash provided by financing activities                       3,288,984        4,764,603
                                                                        ------------     ------------

Net (deccrease) increase in cash and cash equivalents                        (40,873)         948,704
Cash and cash equivalents, beginning of period                             1,935,092          853,222
                                                                        ------------     ------------
Cash and cash equivalents, end of period                                $  1,894,219     $  1,801,926
                                                                        ============     ============


           See accompanying notes to consolidated financial statements


                                      (5)

                           NATIONAL RECORD MART, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of National Record Mart, Inc. (the "Company") and subsidiary are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods. All adjustments made for the first quarter ended June 24, 2000 were of a normal recurring nature. The results of operations for the first quarter ended June 24, 2000 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending March 31, 2001. Additional information is contained in the Company's audited consolidated financial statements for the year ended March 25, 2000, included in the Company's Form 10K and should be read in conjunction with this quarterly report.

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

NOTE 3 - INCOME TAXES

The Company provides for income taxes in interim periods on an estimated basis. For the first quarter ended June 24, 2000 and June 26, 1999, the effective income tax rate is 35% and 36%, respectively. Based on assessment of all available evidence, including the fact that the Company is in a cumulative loss position, management concluded that the deferred tax asset should be reduced by a valuation allowance equal to the net deferred tax asset. A valuation of approximately $4.2 and $1.5 million was recorded in the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001, respectively.

NOTE 4 - REVOLVING CREDIT FACILITY

The Company has a revolving credit facility (the "Revolver") which expires on June 10, 2003. The maximum borrowings under the Revolver are $35,000,000 and are based upon eligible inventory levels as defined therein. During the months of October through December 31 of each year, an overadvance in the amount of $1.5 million is available in addition to the borrowing base as calculated by levels of inventory. The total borrowings under this facility shall not exceed the limit of $35 million. The interest rate is the bank's borrowing rate (9.50% at June 24, 2000) or Libor (6.65% at June 24, 2000) plus 2.0%. The Company is required to pay a monthly commitment fee of .25% per annum on the unused portion of the Revolver and a monthly collateral monitoring fee of $3,500. The Revolver also contains various financial and other covenants that place restrictions or limitations on the Company and its subsidiary, the more restrictive of which include: (i) maintenance of a number of financial covenants, as defined, (ii) a restriction on dividends, and (iii) limitation on capital expenditures. The Company received a waiver from its lender for the Cash Flow covenant under the Revolver for the quarter ended June 24, 2000.




                                      (6)

                           NATIONAL RECORD MART, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Borrowings are collateralized by substantially all assets of the Company, including inventory, property and equipment.

NOTE 5 - SUBORDINATED DEBT

On April 16, 1998, the Company secured a private placement of $15,000,000 in senior subordinated notes. The notes carry an interest rate of 11.75% payable semi-annually and expire April 16, 2001. In consideration of the placement the Company issued 400,000 common stock warrants with an exercise price of $0.01. The Company has allocated $1,600,000 of value for accounting purposes to the warrants, which has been recorded as a reduction of the $15,000,000. This reduction will be accreted as additional interest expense over the term of the note. The Company has issued 39,990 warrants for an additional expense of $205,000 in the third quarter of fiscal 1999. The additional warrants are a settlement for the delay in the effective date of registering the 400,000 warrants noted above with the SEC. During fiscal 1999, both the 400,000 and 39,990 warrants were exercised. The Company received a waiver for the Cash Flow covenant relating to the subordinated debt for the quarter ended June 24, 2000.

NOTE 6 - ACCOUNTING FOR STOCK-BASED COMPENSATION

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

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 25, 2000 ("fiscal 2000") included in the Company's Form 10K.

RESULTS OF OPERATIONS

         NET SALES: The Company's net sales decreased during the first quarter (ended June 24, 2000) of the Company's fiscal year ending March 31, 2001 ("fiscal 2001") by $70,000 or 0.2%, over the first quarter of fiscal 2000. Net comparable store sales for the first quarter were down 2.3% or $666,000. The decrease in total sales is attributable to the 2.3% decrease in same store sales, offset by the net increase of stores between two quarters. The comparative store sales decreases were primarily due competitive pressures and inventory management issues.

         GROSS PROFIT: Gross profit decreased $537,000 or 4.8% from the same quarter in the previous year. As a percentage of net sales, gross profit decreased to 35.6% for the first quarter of fiscal 2001 from 37.3% in the first



                                      (7)

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

quarter of fiscal 2000. The decrease in margin as a percentage of sales is related to the continued shift of consumer preference from higher margin cassettes to lower margin CD's and competitive shelf pricing.


         EXPENSES: Selling, general and administrative (SG&A) expenses, expressed as a percentage of net sales, increased to 41.0% during the first quarter of fiscal 2001 from 39.9% in the first quarter of fiscal 2000. The increase expressed as a percentage of sales is attributable to the decrease in same-store sales and the increase in occupancy costs for 19 non comp stores which costs are higher as a percentage to their sales .

Net interest expense increased $300,000 to $1,284,000 in the first quarter of fiscal 2001 from $984,000 in the first quarter of fiscal 2000. The increase is due to a an increase in borrowings coupled with the increase in the revolving credit facility's base interest rate from 7.75% to 9.5%.

         NET LOSS: The Company had a net loss of ($4,176,480), or ($0.83) per share, in the first quarter of fiscal 2001 compared to a net loss of ($1,830,000) or ($0.36) per share, in the same quarter of fiscal 2000. The increase in the net loss is primarily attributable to the decrease in sales and gross margin, the increases in store occupancy costs and the costs associated with the opening and financing of nine additional stores, and the effect of recording a valuation allowance on the deferred tax asset in the first quarter of fiscal 2001.

         INCOME TAXES: The Company's effective tax rate in the first quarter of fiscal 2001 and 2000 was 35% and 36%, respectively. The Company recorded a valuation allowance in the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001 of approximately $4.2 and $1.5 million, respectively. See Note 3 of notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of fiscal 2001 and 2000 the Company had net cash used in operating activities of $2,576,041 and $1,296,942, respectively due to merchandise inventory purchasing, purchase of other assets, amortization of private placement costs and the loss from operations.

         The Company made capital expenditures during the first three months of fiscal 2001 of $770,632, relating to store equipment, fixtures and leaseholds for one new stores, and two remodels and expansions.

         The Company has a five-year revolving credit facility (the "Revolver") from an institutional lender, which expires June 10, 2003. Advances under the Revolver bears interest at a floating rate equal to the lender's base rate (9.5% at June 24, 2000) or Libor (6.65% at June 24, 2000) plus 2.0.

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

         FORWARD-LOOKING STATEMENTS: This quarterly report on Form 10-Q contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "anticipates," "intends," or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategies or intentions. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

                                      (8)

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  Exhibit No.            Description                                         Page No.
                  -----------            -----------                                         --------

                      11                 Calculation of Net Loss  Per
                                         Common Share - For the thirteen weeks
                                         ended June 24, 2000 and June 26, 1999                   11

                       4.17              Amended and Restated Loan and Security Agreement,
                                         dated November 1, 1999, between the Company and
                                         Fleet Capital Corporation.                              12


            (b)   Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the thirteen weeks ended June 24, 2000.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               NATIONAL RECORD MART, INC.

                               By: /s/ Theresa Carlise
                                  --------------------------------
                                   Theresa Carlise
                                   Senior Vice President and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

                               Date: August 8, 2000
                                    ------------------------------


                                      (9)