Form 10-Q
period 2000-09-23
NATIONAL RECORD MART INC /DE/
filed 2000-11-07
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 23, 2000

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

                          COMMON STOCK, $.01 PAR VALUE,
               5,051,667 SHARES OUTSTANDING AS OF NOVEMBER 7, 2000

                            EXHIBIT INDEX ON PAGE 10.
                       THIS DOCUMENT CONSISTS OF 11 PAGES.

                           NATIONAL RECORD MART, INC.
                                      INDEX

                                                                                             Page No.
                                                                                             --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

                 Balance Sheets: September 23, 2000 (unaudited) and March 25, 2000                 3

                 Statements of Operations: Thirteen Weeks and Twenty-Six Weeks Ended
                 September 23, 2000 and September 25, 1999 (unaudited)                             4

                 Statements of Cash Flows: Twenty-six Weeks and Twenty-Six Weeks Ended
                 September 23, 2000 and September 25, 1999 (unaudited)                             5

                 Notes to Consolidated Financial Statements (unaudited)                          6-7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                7-9

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                                      10

             Signature                                                                            10







                                      (2)

                           NATIONAL RECORD MART, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  September 23,           March 25,
                                                                                     2000                    2000
                                                                                  ------------          ------------
                                                                                  (unaudited)
Assets
   Current assets:
     Cash and cash equivalents                                                    $  1,236,943          $  1,935,092
     Merchandise inventory                                                          49,666,623            51,040,684
     Due from stockholder                                                              335,346               380,154
     Other current assets                                                            1,897,337             2,239,753
                                                                                  ------------          ------------
     Total current assets                                                           53,136,249            55,595,683
   Property and equipment, at cost                                                  45,135,326            44,332,172
   Accumulated depreciation and amortization                                       (23,276,698)          (21,006,162)
                                                                                  ------------          ------------
   Property and equipment, net                                                      21,858,628            23,326,010
   Other assets:
     Intangibles, net                                                                2,077,117             2,296,205
     Other                                                                             597,272               633,514
                                                                                  ------------          ------------
     Total other assets                                                              2,674,389             2,929,719
                                                                                  ------------          ------------
           Total assets                                                           $ 77,669,266          $ 81,851,412
                                                                                  ============          ============

Liabilities and stockholders' equity
   Current liabilities:
     Accounts payable                                                             $ 28,326,819          $ 25,046,213
     Deferred income                                                                   906,342             1,012,159
     Other liabilities and accrued expenses                                          4,482,192             5,046,649
     Current maturities of long-term debt                                              109,749               161,770
     Current maturity of note payable- subordinated                                 14,692,642                    --
                                                                                  ------------          ------------

   Total current liabilities                                                        48,517,744            31,266,791
   Long-term debt:
     Notes Payable                                                                     136,430                    --
     Notes payable - subordinated                                                           --            14,558,285
     Revolving credit facility                                                      30,305,257            28,219,850
                                                                                  ------------          ------------
     Total long-term debt                                                           30,441,687            42,778,135
   Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000 shares authorized,
           none issued                                                                      --                    --
     Common stock, $.01 par value, 9,000,000 shares authorized, 5,498,484 issued at September 23, 2000 and March 25, 2000 and 5,051,667
           outstanding at September 23, 2000, and March 25, 2000                        54,985                54,985
     Additional paid-in capital                                                     15,902,474            15,902,474
     Retained earnings                                                             (15,578,399)           (6,481,748)
                                                                                  ------------          ------------
                                                                                       379,060             9,475,711
     Less treasury stock, 446,817 shares at September 23, 2000 and
           March 25, 2000                                                           (1,669,225)           (1,669,225)
                                                                                  ------------          ------------
     Total stockholders' equity                                                      1,290,165)            7,806,486
                                                                                  ------------          ------------
           Total liabilities and stockholders' equity                             $ 77,669,266          $ 81,851,412
                                                                                  ============          ============

          See accompanying notes to consolidated financial statements




                                      (3)

                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Thirteen              Thirteen             Twenty-six            Twenty-six
                                                     Weeks Ended           Weeks Ended           Weeks Ended           Weeks Ended
                                                    September 23,         September 25,         September 23,         September 25,
                                                        2000                  1999                  2000                  1999
                                                    ------------          ------------          ------------          ------------
   Net sales                                        $ 27,294,329          $ 30,681,853          $ 57,525,235          $ 60,982,310
   Cost of sales                                      17,446,270            18,221,247            36,921,655            37,229,578
                                                    ------------          ------------          ------------          ------------
     Gross profit                                      9,848,059            12,460,606            20,603,580            23,752,732

   Selling, general and administrative
     expenses                                         12,145,790            12,694,635            24,550,496            24,775,611
   Depreciation and amortization                       1,272,171             1,058,741             2,500,544             2,133,308
   Interest expense                                    1,318,072             1,045,650             2,611,680             2,037,043
   Interest income                                        (9,445)              (10,430)              (18,962)              (17,809)
   Other expenses                                         41,642                37,207                56,473                49,925
                                                    ------------          ------------          ------------          ------------
     Total expenses                                   14,768,230            14,825,803            29,700,231            28,978,078
                                                    ------------          ------------          ------------          ------------

   Net loss before income taxes                       (4,920,171)           (2,365,197)           (9,096,651)           (5,225,346)
     Income tax benefit                                       --               847,871                    --             1,877,969
                                                    ------------          ------------          ------------          ------------
     Net loss                                       $ (4,920,171)         $ (1,517,326)         $ (9,096,651)         $ (3,347,377)
                                                    ============          ============          ============          ============
     Basic net loss per share                       $      (0.97)         $     (0. 30)          $     (1.80)         $     (0. 66)
                                                    ============          ------------          ============          ============
     Diluted net loss per share                     $      (0.97)         $     (0. 30)          $     (1.80)         $     (0. 66)
                                                    ============          ============          ============          ============

   Weighted average number of common shares
     and common equivalent shares
     outstanding                                       5,051,667             5,048,167             5,051,667             5,048,475
                                                    ============          ============          ============          ============





                                      (4)

                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Twenty- Six           Twenty-Six
                                                                        Weeks Ended           Weeks Ended
                                                                       September 23,         September 25,
                                                                           2000                   1999
                                                                       -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $ (9,096,651)         $ (3,347,377)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                        2,500,544             2,133,308
     Accretion of notes payable for value assigned to warrants              275,352               222,732
   Changes in operating assets and liabilities:
     Other                                                                   13,060               (97,390)
     Merchandise inventory                                                1,374,061            (7,478,735)
     Other assets                                                           474,913            (2,586,580)
     Accounts payable                                                     3,280,609             7,409,509
   Other liabilities and accrued expenses                                  (670,278)              (30,496)
                                                                       ------------          ------------
           Net cash used in operating activities                         (1,848,390)           (3,775,029)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                         (923,389)           (5,383,923)
Amounts repaid by stockholders                                               44,808                70,728
                                                                       ------------          ------------
           Net cash used in investing activities                           (878,581)           (5,313,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                                        (65,772,308)          (69,633,637)
Borrowings on revolving line of credit                                   67,801,130            79,300,461
Borrowings on note                                                               --               250,000
Exercise of options                                                              --                 1,500
Purchases of Treasury Stock                                                      --                (8,360)
                                                                       ------------          ------------
           Net cash provided by financing activities                      2,028,822             9,909,964
                                                                       ------------          ------------

Net (decrease) increase in cash and cash equivalents                       (698,148)              821,740
Cash and cash equivalents, beginning of period                            1,935,092               853,222
                                                                       ------------          ------------
Cash and cash equivalents, end of period                               $  1,236,943          $  1,674,962
                                                                       ============          ============




           See accompanying notes to consolidated financial statements

                                      (5)

                           NATIONAL RECORD MART, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of National Record Mart, Inc. (the "Company") and subsidiary are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods. All adjustments made for the second quarter ended September 23, 2000 were of a normal recurring nature. The results of operations for the second quarter ended September 23, 2000 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending March 31, 2001. Additional information is contained in the Company's audited consolidated financial statements for the year ended March 25, 2000, included in the Company's Form 10K and should be read in conjunction with this quarterly report.

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, National Record Mart Investments, Inc., a Delaware holding company. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE  2 - SEASONALITY

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third quarter of its fiscal year, which includes the Christmas selling season. The Company has historically operated at a loss in the first and second quarters of its fiscal year.

NOTE 3 - INCOME TAXES

The Company provides for income taxes in interim periods on an estimated basis. For the second quarter ended September 23, 2000 and September 25, 1999, the effective income tax rate is 35% and 36%, respectively. Based on assessment of all available evidence, including the fact that the Company is in a cumulative loss position, management concluded that the deferred tax asset should be reduced by a valuation allowance equal to the net deferred tax asset. A valuation of approximately $4.2 and $3.2 million was recorded in the fourth quarter of fiscal 2000 and the first and second quarters of fiscal 2001, respectively.

NOTE 4 - REVOLVING CREDIT FACILITY

The Company has a revolving credit facility (the "Revolver") which expires on June 10, 2003. The maximum borrowings under the Revolver are $35,000,000 and are based upon eligible inventory levels as defined therein. During the months of October through December 31 of each year, an overadvance in the amount of $1.5 million is available in addition to the borrowing base as calculated by levels of inventory. The total borrowings under this facility shall not exceed the limit of $35 million. The interest rate is the bank's borrowing rate (9.50% at September 23, 2000) or Libor (6.62% at September 23, 2000) plus 2.0%. The Company is required to pay a monthly commitment fee of .25% per annum on the unused portion of the Revolver and a monthly collateral monitoring fee of $3,500. The Revolver also contains various financial and other covenants that place restrictions or limitations on the Company and its subsidiary, the more restrictive of which include: (i) maintenance of a number of financial covenants, as defined, (ii) a restriction on dividends, and (iii) limitation on capital expenditures. The Company received a waiver from its lender for the Cash Flow covenant under the Revolver for the quarter ended September 23, 2000.


                                      (6)

                           NATIONAL RECORD MART, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

Borrowings are collateralized by substantially all assets of the Company, including inventory, property and equipment.

NOTE 5 - SUBORDINATED DEBT

On April 16, 1998, the Company secured a private placement of $15,000,000 in senior subordinated notes. The notes carry an interest rate of 11.75% payable semi-annually and expire April 16, 2001. In consideration of the placement the Company issued 400,000 common stock warrants with an exercise price of $0.01. The Company has allocated $1,600,000 of value for accounting purposes to the warrants, which has been recorded as a reduction of the $15,000,000. This reduction will be accreted as additional interest expense over the term of the note. The Company received a waiver for the Cash Flow covenant relating to the subordinated debt for the quarter ended September 23, 2000.

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

RESULTS OF OPERATIONS

         NET SALES: The Company's net sales decreased during the second quarter ended September 23, 2000 of the Company's fiscal year ending March 31, 2001 ("fiscal 2001") by $3.4 million or 11.0%, over the second quarter of fiscal 2000. Net comparable store sales for the second quarter were down 11.8% or $3.4 million. The decrease in total sales is attributable to the 11.8% decrease in comparable store sales. Sales for the twenty-six weeks ended September 23, 2000 decreased $3.5 million or 5.7% compared to the twenty-six weeks ended September 25, 1999. Net comparable store sales for the twenty-six weeks ended September 23, 2000 decreased 7.2% or $4.1 million as compared to the same period in the prior year. The comparative store sales decreases were primarily due to competitive pressures and inventory management issues.



                                      (7)

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         GROSS PROFIT: Gross profit decreased $2.6 million or 21.0% from the same quarter in the previous year. As a percentage of net sales, gross profit decreased to 36.1% for the second quarter of fiscal 2001 from 40.6% in the second quarter of fiscal 2000. Gross Profit for the twenty-six weeks ended September 23, 2000 was 35.8% as compared to 39% for the twenty-six weeks ended September 25, 1999. The decrease in margin as a percentage of sales is related to the continued shift of consumer preference from higher margin cassettes to lower margin CD's and competitive shelf pricing.

         EXPENSES: Selling, general and administrative (SG&A) expenses, decreased $548,000 or 4.3% to $12.1 million during the second quarter of fiscal 2001 from $12.7 million in the second quarter of fiscal 2000. Expressed as a percentage of sales, SG&A expenses increased to 44.5% for the second quarter ending September 23, 2000 compared to 41.4% for the quarter ending September 25, 1999. For the twenty-six weeks ended September 23, 2000, SG&A expenses decreased $224,000 or 0.9% as compared to the same period of the prior year. Expressed as a percentage of sales, SG&A expenses increased to 42.7% for the twenty-six weeks ended September 23, 2000 compared to 40.6% for the twenty-six weeks ended September 25, 1999. The increase as a percentage of sales is primarily attributable to the decrease in comparable store sales of 11.8% for the quarter and 7.2% for the twenty-six weeks. The decrease in SG&A expenses is attributable to reduction in personnel and operating costs.

Net interest expense increased $272,000 to $1,318,000 in the second quarter of fiscal 2001 from $1,046,000 in the second quarter of fiscal 2000. The increase is due to a an increase in borrowings coupled with the increase in the revolving credit facility's base interest rate from 8.25% to 9.5%.

         NET LOSS: The Company had a net loss of approximately ($4,920,000), or ($0.97) per share, in the second quarter of fiscal 2001 compared to a net loss of approximately ($1,517,000) or ($0.30) per share, in the same quarter of fiscal 2000. The net loss for the twenty-six weeks ended September 23, 2000 was approximately ($9,697,000) or basic net loss per share ($1.80) compared to approximately ($3,347,000) or ($0.66) per share for the twenty-six weeks ended September 25, 1999. The increase in the net loss is primarily attributable to the decrease in sales and gross margin and the effect of recording a valuation allowance on the deferred tax asset in the first and second quarter of fiscal 2001.

         INCOME TAXES: The Company's effective tax rate in the first quarter of fiscal 2001 and 2000 was 35% and 36%, respectively. The Company recorded a valuation allowance in the fourth quarter of fiscal 2000 and the first and second quarter of fiscal 2001 of approximately $4.2 and $3.2 million, respectively. See Note 3 of notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of fiscal 2001 and 2000 the Company had net cash used in operating activities of $1,870,000 and $3,775,029, respectively due to the cash loss from operations and the increase in other assets.

         The Company made capital expenditures during the first six months of fiscal 2001 of approximately $923,000 relating to store equipment, fixtures and leaseholds for one new store, and two remodels and expansions.



                                      (8)

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Company has a five-year revolving credit facility (the "Revolver") from an institutional lender, which expires June 10, 2003. Advances under the Revolver bears interest at a floating rate equal to the lender's base rate (9.5% at September 23, 2000) or Libor (6.62% at September 23, 2000) plus 2.0.

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

         Forward-Looking Statements. This quarterly report on Form 10-Q contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "anticipates," "intends" or intentions. Accordingly, any forward-looking statements included therein do not purport to be predictions of future events or circumstances and may not be realized. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.



                                      (9)

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  Exhibit No.            Description                                         Page No.
                  -----------            -----------                                         --------

                      11                 Calculation of Net Loss Per
                                         Common Share - For the twenty-six weeks
                                         ended September 23, 2000 and September 25, 1999         11


            (b)   Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the twenty-six weeks ended September 23, 2000.


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                              NATIONAL RECORD MART, INC.

                              By: Theresa Carlise
                                  ------------------------------
                                  Theresa Carlise
                                  Senior Vice President and Chief
                                  Financial Officer
                                  (Principal Financial and Accounting Officer)

                              Date: September 23, 2000
                                    ----------------------------


                                      (10)