Form 10-Q
period 2000-12-23
NATIONAL RECORD MART INC /DE/
filed 2001-02-06
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED DECEMBER 23, 2000

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

                          COMMON STOCK, $.01 PAR VALUE,
               5,051,667 SHARES OUTSTANDING AS OF FEBRUARY 6, 2001

                            EXHIBIT INDEX ON PAGE 10.
                       THIS DOCUMENT CONSISTS OF 11 PAGES.

                           NATIONAL RECORD MART, INC.
                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

                 Balance Sheets: December 23, 2000 (unaudited) and March 25, 2000                      3

                 Statements of Operations: Thirteen and Thirty-nine Weeks Ended
                 December 23, 2000 (unaudited) and December 25, 1999 (unaudited)                       4

                 Statements of Cash Flows: Thirty-nine Weeks Ended December 23, 2000
                 (unaudited) and December 25, 1999 (unaudited)                                         5

                 Notes to Consolidated Financial Statements (unaudited)                              6-7

                 Notes to Consolidated Financial Statements (unaudited)                              6-7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                    8-9

PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders                                        9

Item 6.     Exhibits and Reports on Form 8-K                                                          10

             Signature                                                                                10

             Exhibit 11 Calculation, etc.                                                             11



                           NATIONAL RECORD MART, INC.

                           NATIONAL RECORD MART, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 23,          March 25,
                                                                            2000                 2000
                                                                        ------------         ------------
                                                                         (unaudited)
Assets
   Current assets:
     Cash and cash equivalents                                          $  6,303,067         $  1,935,092
     Merchandise inventory                                                46,872,381           51,040,684

     Due from stockholder                                                    354,279              380,154
     Other current assets                                                  1,779,178            2,239,753
                                                                        ------------         ------------
     Total current assets                                                 55,308,905           55,595,683
   Property and equipment, at cost                                        42,640,274           44,332,172
   Accumulated depreciation and amortization                             (21,886,998)         (21,006,162)
                                                                        ------------         ------------
   Property and equipment, net                                            20,753,276           23,326,010
   Other assets:
     Intangibles, net                                                      1,967,573            2,296,205
     Other                                                                   572,887              633,514
                                                                        ------------         ------------
     Total other assets                                                    2,540,460            2,929,719
                                                                        ------------         ------------
           Total assets                                                 $ 78,602,641         $ 81,851,412
                                                                        ============         ============

Liabilities and stockholders' equity Current liabilities:
     Accounts payable                                                   $ 28,875,407         $ 25,046,213
     Deferred income                                                       2,561,990            1,012,159
     Other liabilities and accrued expenses                                4,400,190            5,046,649
     Current maturities of long-term debt                                     83,622              161,770
     Current maturity of note payable- subordinated                       14,830,318                   --
                                                                        ------------         ------------

   Total current liabilities                                              50,751,527           31,266,791
   Long-term debt:
     Notes Payable                                                           134,043                   --
     Notes payable - subordinated                                                 --           14,558,285
     Revolving credit facility                                            28,404,665           28,219,850
                                                                        ------------         ------------
     Total long-term debt                                                 28,538,708           42,778,135
   Stockholders' equity:
     Preferred stock, $.01 par value,
           2,000,000 shares authorized, none issued                               --                   --
     Common stock, $.01 par value, 9,000,000 shares
           authorized, 5,498,484 issued at December 23, 2000 and
           March 25, 2000 and 5,051,667 outstanding at
           December 23, 2000, and March 25, 2000                              54,985               54,985
     Additional paid-in capital                                           15,902,474           15,902,474
     Retained earnings                                                   (14,975,828)          (6,481,748)
                                                                        ------------         ------------
                                                                             981,631            9,475,711
     Less treasury stock, 446,817 shares at
           December 23, 2000 and March 25, 2000                           (1,669,225)          (1,669,225)
                                                                        ------------         ------------
     Total stockholders' equity                                             (687,594)           7,806,486
                                                                        ------------         ------------
           Total liabilities and stockholders' equity                   $ 78,602,641         $ 81,851,412
                                                                        ============         ============

           See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Thirteen            Thirteen           Thirty-nine         Thirty-nine
                                                       Weeks Ended         Weeks Ended         Weeks Ended         Weeks Ended
                                                       December 23,        December 25,        December 23,        December 29,
                                                          2000                 1999               2000                 1999
                                                       -----------         -----------         -----------         ------------
   Net sales                                           $39,788,576         $48,756,029         $97,313,811         $109,738,339
   Cost of sales                                        24,465,401          29,827,915          61,387,056           67,057,493
                                                       -----------         -----------         -----------         ------------
     Gross profit                                       15,323,175          18,928,114          35,926,755           42,680,846

   Selling, general and administrative expenses         12,041,358          12,315,826          36,591,854           37,091,437
   Depreciation and amortization                         1,220,618           1,200,940           3,721,162            3,334,248
   Interest expense                                      1,394,887           1,241,048           4,006,567            3,278,091
   Interest income                                          (8,857)             (9,795)            (27,819)             (27,604)
   Other expenses                                           72,598              34,904             129,071               84,830
                                                       -----------         -----------         -----------         ------------
     Total expenses                                     14,720,604          14,782,923          44,420,835           43,761,002
                                                       -----------         -----------         -----------         ------------

   Income (loss) before income taxes                       602,571           4,145,191          (8,494,080)          (1,080,156)
Income tax expense (benefit)                                    --           1,491,560                  --             (386,410)
                                                       -----------         -----------         -----------         ------------
     Net income (loss)                                     602,571           2,653,631          (8,494,080)            (693,746)
                                                       ===========         ===========         ===========         ============
     Basic net income (loss) per share                 $      0.12         $      0.53         $     (1.68)        $      (0.14)
                                                       ===========         ===========         ===========         ============
     Diluted net income (loss) per share               $      0.11         $      0.50         $     (1.68)        $      (0.14)
                                                       ===========         ===========         ===========         ============

   Basic weighted average common shares
     Outstanding                                         5,051,667           5,048,167           5,051,667            5,048,372
                                                       ===========         ===========         ===========         ============

   Weighted average number of common shares
     and common equivalent shares
     outstanding                                         5,245,359           5,336,654           5,051,667            5,048,372
                                                       ===========         ===========         ===========         ============



           See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      Thirty-nine           Thirty-nine
                                                                      Weeks Ended           Weeks Ended
                                                                      December 23,          December 25,
                                                                          2000                   1999
                                                                      -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                     $  (8,494,080)        $    (693,746)
Adjustments to reconcile net income to net cash
   Provided by operating activities:
     Depreciation and amortization                                        3,721,162             3,334,248
     Accretion of notes payable for value assigned to warrants              413,028               334,098
     Other                                                                   70,147              (263,009)
     Changes in operating assets and liabilities:
       Merchandise inventory                                              4,168,303           (10,522,215)
       Other assets                                                         608,194            (1,143,377)
       Accounts payable                                                   3,829,197            18,821,877
       Other liabilities and accrued expenses                               903,369             1,662,640
                                                                      -------------         -------------
           Net cash provided by operating activities                      5,219,320            11,530,516

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                         (976,935)           (8,585,577)
Other long term assets                                                           --                    --
Amounts repaid by (loaned to) stockholders                                   25,875                78,933
                                                                      -------------         -------------
           Net cash used in investing activities                           (951,060)           (8,506,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                                       (104,502,966)         (120,538,252)
Borrowings on revolving line of credit                                  104,602,681           122,322,504
Borrowings on note                                                               --               250,000
Exercise of options                                                              --                 1,500
Purchases of treasury stock                                                      --                (8,360)
                                                                      -------------         -------------
           Net cash provided by financing activities                         99,715             2,027,392
                                                                      -------------         -------------

Net increase in cash and cash equivalents                                 4,367,975             5,051,264
Cash and cash equivalents, beginning of period                            1,935,092               853,222
                                                                      -------------         -------------
Cash and cash equivalents, end of period                              $   6,303,067         $   5,904,486
                                                                      =============         =============



           See accompanying notes to consolidated financial statements

                           NATIONAL RECORD MART, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of National Record Mart, Inc. (the "Company") and subsidiary are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods. All adjustments made for the third quarter ended December 23, 2000 were of a normal recurring nature. The results of operations for the third quarter ended December 23, 2000 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending March 31, 2001. Additional information is contained in the Company's audited consolidated financial statements for the year ended March 25, 2000, included in the Company's Form 10K and should be read in conjunction with this quarterly report.

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

NOTE 3 - INCOME TAXES

The Company provides for income taxes in interim periods on an estimated basis. For the third quarter ended December 23, 2000 and December 25, 1999, the effective income tax rate is 35% and 36%, respectively. Based on assessment of all available evidence, including the fact that the Company is in a cumulative loss position, management concluded that the deferred tax asset should be reduced by a valuation allowance equal to the net deferred tax asset. A valuation allowance of approximately $4.2 and $3.0 million was recorded in the fourth quarter of fiscal 2000 and the first, second and third quarters of fiscal 2001, respectively.

NOTE 4 - REVOLVING CREDIT FACILITY

The Company has a revolving credit facility (the "Revolver") which expires on June 10, 2003. The maximum borrowings under the Revolver are $35,000,000 and are based upon eligible inventory levels as defined therein. During the months of October through December 31 of each year, an overadvance in the amount of $1.5 million is available in addition to the borrowing base as calculated by levels of inventory. The total borrowings under this facility shall not exceed the limit of $35 million. The interest rate is the bank's borrowing rate (9.50% at December 23, 2000) or Libor (6.66375% at December 23, 2000) plus 2.0%. The Company is required to pay a monthly commitment fee of .25% per annum on the unused portion of the Revolver and a monthly collateral monitoring fee of $3,500. The Revolver also contains various financial and other covenants that place restrictions or limitations on the Company and its subsidiary, the more restrictive of which include: (i) maintenance of a number of financial covenants, as defined, (ii) a restriction on dividends, and (iii) limitation on capital expenditures. The Company received a waiver from its lender for the Cash Flow covenant under the Revolver for the quarter ended December 23, 2000. Borrowings are collateralized by substantially all assets of the Company, including inventory, property and equipment.

                           NATIONAL RECORD MART, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED


NOTE 5 - SUBORDINATED DEBT

On April 16, 1998, the Company secured a private placement of $15,000,000 in senior subordinated notes. The notes carry an interest rate of 11.75% payable semi-annually and expire April 16, 2001. In consideration of the placement the Company issued 400,000 common stock warrants with an exercise price of $0.01. The Company has allocated $1,600,000 of value for accounting purposes to the warrants, which has been recorded as a reduction of the $15,000,000. This reduction will be accreted as additional interest expense over the term of the note. The Company received a waiver for the Cash Flow covenant relating to the subordinated debt for the quarter ended December 23, 2000. An aggregate principal amount of $7,500,000 of the senior subordinated notes is collateralized, on a basis subordinated to the revolver, by substantially all the assets of the Company, including inventory, property and equipment.

NOTE 6 - ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123 (FASB 123), "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is greater than the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

RESULTS OF OPERATIONS

         NET SALES: The Company's net sales decreased during the third quarter ended December 23, 2000 of the Company's fiscal year ending March 31, 2001 ("fiscal 2001") by $9.0 million or 18.4%, over the third quarter of fiscal 2000. Net comparable store sales for the third quarter were down 16.1% or $7.5 million. The decrease in total sales is attributable to the 16.1% decrease in comparable store sales. Sales for the thirty-nine weeks ended December 23, 2000 decreased $12.4 million or 11.3% compared to the thirty-nine weeks ended December 25, 1999. Net comparable store sales for the thirty-nine weeks ended December 23, 2000 decreased 11.1% or $11.6 million as compared to the same period in the prior year. The comparative store sales decreases were primarily due to an increase in competition of loss leader mass merchants in key market areas.

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         GROSS PROFIT: Gross profit decreased $3.6 million or 19.0% from the same quarter in the previous year. As a percentage of net sales, gross profit decreased to 38.5% for the third quarter of fiscal 2001 from 38.8% in the third quarter of fiscal 2000. Gross profit for the thirty-nine weeks ended December 23, 2000 was 36.9% as compared to 38.9% for the thirty-nine weeks ended December 25, 1999. The decrease in margin as a percentage of sales is related to the continued shift of consumer preference from higher margin cassettes to lower margin CD's and competitive shelf pricing.

         EXPENSES: Selling, general and administrative (SG&A) expenses, decreased $274,000 or 2.2% to $12.0 million during the third quarter of fiscal 2001 from $12.3 million in the third quarter of fiscal 2000. Expressed as a percentage of sales, SG&A expenses increased to 30.3% for the third quarter ending December 23, 2000 compared to 25.3% for the quarter ending December 25, 1999. For the thirty-nine weeks ended December 23, 2000, SG&A expenses decreased $500,000 or 1.3% as compared to the same period of the prior year. Expressed as a percentage of sales, SG&A expenses increased to 37.6% for the thirty-nine weeks ended December 23, 2000 compared to 33.8% for the thirty-nine weeks ended December 25, 1999. The increase as a percentage of sales is primarily attributable to the decrease in comparable store sales of 16.1% for the quarter and 11.1% for the thirty-nine weeks. The decrease in SG&A expenses is attributable to personnel and operating costs.

Net interest expense increased $155,000 to $1,386,000 in the third quarter of fiscal 2001 from $1,231,000 in the third quarter of fiscal 2000. The increase is due to an increase in borrowings.

         NET INCOME (LOSS): The Company had a net income of $603,000, or $0.12 per share, in the third quarter of fiscal 2001 compared to a net income of $2,654,000 or $0.53 per share, in the same quarter of fiscal 2000. The net loss for the thirty-nine weeks ended December 23, 2000 was ($8,494,000) or basic net loss per share ($1.68) compared to ($694,000) or ($0.14) per share for the thirty-nine weeks ended December 25, 1999. The increase in the net loss is primarily attributable to the decrease in sales and gross margin and the effect of recording a valuation allowance on the deferred tax asset in the first, second and third quarters of fiscal 2001.

         INCOME TAXES: The Company's effective tax rate in the third quarter of fiscal 2001 and 2000 was 35% and 36%, respectively. The Company recorded a valuation allowance in the fourth quarter of fiscal 2000 and the first, second and third quarter of fiscal 2001 of approximately $4.2 and $3.0 million, respectively. See Note 3 of notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of fiscal 2001 and 2000 the Company had net cash provided by operating activities of $5.2 million and $11.5 million, respectively due to the cash loss from operations, more than offset by non-cash charges to operations and changes in operating assets and liabilities.

         The Company made capital expenditures during the first nine months of fiscal 2001 of $977,000 relating to store equipment, fixtures and leaseholds for one new store, and two remodels and expansions.

         The Company has a five-year revolving credit facility (the "Revolver") from an institutional lender, which expires June 10, 2003. Advances under the Revolver bear interest at a floating rate equal to the lender's base rate (9.5% at December 23, 2000) or Libor (6.66375% at December 23, 2000) plus 2.0%.

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         On April 16, 1998 the Company completed a private placement of $15,000,000 of senior subordinated notes to a group of institutional lenders. The notes carry an interest rate of 11.75% payable semi-annually and are due on April 16, 2001.

         Management believes that cash flows from operations and amounts available under the credit facilities will be sufficient to meet the Company's current liquidity and capital needs at least through fiscal 2001 which ends March 31, 2001. The Company's ability to meet its liquidity and capital needs after March 31, 2001 will depend primarily upon its ability to refinance the $15,000,000 of senior subordinated notes due April 16, 2001. There can be no assurance that such refinancing will be effected.

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

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on Thursday September 21, 2000 at 9:30 a.m. at the James H. Reed Building, 435 Sixth Avenue, 9th Floor, Pittsburgh, Pennsylvania at which time the following matters were voted upon:


         1. Six directors were voted on for appointment to the Board. All six were appointed by virtue of the vote as follows:

               William A. Teitelbaum             4,949,686 for  98,113 withheld
               Theresa Carlise                   4,953,225 for  94,574 withheld
               Samuel S. Zacharias               4,958,086 for  89,713 withheld
               Irwin B. Goldstein                4,957,786 for  90,013 withheld
               Damian Georgino                   4,958,486 for  89,313 withheld
               David Lang                        4,980,525 for  67,274 withheld

         2 The appointment of Ernst & Young to audit the Company's financial statement for the 2001 fiscal year was ratified by a vote of 5,000,860 for; 43,614 against and 3,325 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  Exhibit No.        Description                                             Page No.
                  -----------        -----------                                             --------
                      10.13          Amendment to Employment Agreement dated as of
                                     January 1, 2001 by and between National Record Mart,
                                     Inc. and William A. Teitelbaum.

                      10.14          Amendment to Employment Agreement dated as of
                                     December 30, 2000 by and between National Record
                                     Mart, Inc. and Theresa Carlise.

                      10.15          Change in Control Agreement dated as of January 1,
                                     2001 by and between National Record Mart, Inc. and
                                     William A. Teitelbaum.

                      10.16          Change in Control Agreement dated as of January 1,
                                     2001 by and between National Record Mart, Inc. and
                                     Theresa Carlise.

                      11             Calculation of Net Income (Loss) Per Common
                                     Share - For the thirteen and thirty-nine
                                     weeks ended December 23, 2000 and
                                     December 25, 1999                                      11

            (b)   Reports on Form 8-K:

                  There was one report on Form 8-K filed during the thirteen weeks ended December 23, 2000. The date of report (date of earliest event reported) was November 10, 2000. The report disclosed, under Item 4 thereof, the resignation on November 10, 2000 of Ernst & Young LLP, the independent accountant previously engaged as the principal accountant to audit the financial statements of the registrant.

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

                             Date:  February 6, 2001
                                   ------------------