Form 10-Q/A
period 2000-12-23
NATIONAL RECORD MART INC /DE/
filed 2001-02-27
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-Q/A

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED DECEMBER 23, 2000

                                       or


[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM           TO
              ---------    ----------


                        COMMISSION FILE NUMBER: 0 - 22074

                           NATIONAL RECORD MART, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    11-2782687
            --------                                    ----------
    (State or jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                                507 FOREST AVENUE
                        CARNEGIE, PENNSYLVANIA 15106-2873
                        ---------------------------------
          (Address of principal executive offices, including zip code)

                                 (412-276-6200)
                                 --------------
              (Registrant's telephone number, including area code)


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

                         COMMON STOCK, $.01 PAR VALUE,
              5,051,667 SHARES OUTSTANDING AS OF FEBRUARY 27, 2001

                            EXHIBIT INDEX ON PAGE 2.
                      THIS DOCUMENT CONSISTS OF 18 PAGES.

                             AMENDMENT NUMBER 1 OF 1

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:

     Exhibit No. Description                                           Page No.
     ----------- -----------                                           --------

          4.18   Waiver and Amendment No. 1, dated as of February
                 6, 2001, by and between the Company and Fleet
                 Capital Corporation, to the Amended and Restated
                 Loan and Security Agreement, dated November 1,
                 1999, between the Company and Fleet Capital
                 Corporation, which was filed as Exhibit 4.17 to
                 the Company's Quarterly Report on Form 10-Q for
                 the quarter ended June 24, 2000, filed herewith.         4

          4.19   Amendment, dated as of December 23, 2000, by and
                 among the Company, NRM Investments, Inc., and The
                 Chase Manhattan Bank, as Agent for the Holders, to
                 the Senior Subordinated Secured Note Purchase
                 Agreement, dated as of April 16, 1998, among the
                 Company, the Guarantors from time to time party
                 thereto, the Purchasers from time to time party
                 thereto, and Robert Fleming, Inc., as Agent, which
                 was filed as Exhibit 4.9 to the Company's Annual
                 Report on Form 10-K for the fiscal year ended
                 March 28, 1998, filed herewith.                          7

          4.20   Amendment, dated as of December 23, 2000, by and
                 among the Company, NRM Investments, Inc., and The
                 Chase Manhattan Bank, as Agent for the Holders, to
                 the Senior Subordinated Note Purchase Agreement,
                 dated as of April 16, 1998, among the Company, the Guarantors from time to time party thereto, the
                 Purchasers from time to time party thereto, and
                 Robert Fleming, Inc., as Agent, which was filed as
                 Exhibit 4.10 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended March 28,
                 1998, filed herewith.                                   13

          10.13 Amendment to Employment Agreement dated as of January 1, 2001 by and between National Record Mart, Inc., and William A. Teitelbaum, filed as
                 Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter Ended December 23, 2000.

          10.14 Amendment to Employment Agreement dated as of December 30, 2000 by and between National Record Mart, Inc. and Theresa Carlise, filed as Exhibit
                 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 23, 2000.

          10.15 Change in Control Agreement dated as of January 1, 2001 by and between National Record Mart, Inc. and William A. Teitelbaum, filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 23, 2000.

          10.16 Change in Control Agreement dated as of January 1, 2001 by and between National Record Mart, Inc. and Theresa Carlise, filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 23, 2000.

          11 Calculation of Net Loss Per Common Share - For the thirteen and thirty nine weeks ended December 23, 2000 and December 25, 1999, filed as Exhibit 11 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 23, 2000.




      (b) Reports on Form 8-K:

          There was one report filed during the thirteen weeks ended December 23, 2000. The date of report (date of earliest event reported) was November 10, 2000. The report disclosed, under Item 4 thereof, the resignation on November 10, 2000 of Ernst & Young LLP, the independent accountant previously engaged as the principal accountant to audit the financial statements of the registrant.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NATIONAL RECORD MART, INC.

                               By: /s/ Theresa Carlise
                                   ------------------------
                               Theresa Carlise
                               Senior Vice President and Chief
                               Financial Officer
                               (Principal Financial and Accounting Officer)

                               Date: February 27, 2001
                                     ---------------------