Form 10-K405
period 2001-03-31
NATIONAL RECORD MART INC /DE/
filed 2001-07-17
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

Commission file number: 0-22074

                           NATIONAL RECORD MART, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                    11-2782687
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on July 11, 2001 as reported on the OTC Bulletin Board, was approximately $404,133.36. Shares of Common Stock held by each officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 11, 2001, Registrant had outstanding 5,051,667 shares of Common
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held September 27, 2001 (the "Proxy Statement") are incorporated by reference into Part III.

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

         As of March 31, 2001, the Company operated 151 stores in 32 states and the U.S. territory of Guam with the majority of stores in the eastern part of the United States.

         On June 19, 2001, an involuntary petition under Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") was filed against the Company in the United States Bankruptcy Court for the Western District of Pennsylvania requesting relief under Chapter 7 (the "Involuntary Petition"). The Involuntary Petition was filed by five of the Company's major suppliers: Universal Music and Video Distribution, Inc., BMG Distribution, EMI Music Distribution, Sony Music Entertainment, Inc. and Warner/Elektra/Atlantic (WEA) Corporation. The Involuntary Petition indicates that the five suppliers hold an aggregate of approximately $18,753,000 of claims against the Company incurred in the ordinary course of their respective supply relationship with the Company. The Company is required to respond to the petition on or before July 26, 2001. While preparing a response to the Involuntary Petition, the Company continues to use, acquire, and dispose of property as if the Involuntary Petition had not been filed in accordance with Section 303 (f) of the Bankruptcy Code. The Company is in discussions with its current lender in an effort to secure debtor-in-possession financing in the event the Company chooses to file an election to convert to reorganization under Chapter 11 of the Bankruptcy Code ("Chapter 11"). For additional discussion of the impact of the Involuntary Petition on the Company see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

         Certain statements in this annual report on Form 10-K are forward-looking statements concerning the future operations of the Company. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and there are many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include: developments with respect to the Involuntary Petition, including the Company's ability to convert to a Chapter 11 Reorganization; decisions of the Bankruptcy Court in the proceedings; the pricing and marketing activities of large diversified retailers within the geographic area of the Company's operations; the extent to which recording artists release "hit" recordings; changes in sales and advertising promotion practices by the major music distributors; weather, especially during the Christmas selling season; and interest rates, which affect the Company's financing costs.

INDUSTRY AND COMPETITIVE ENVIRONMENT

         The US retail music market was approximately $14.3 billion in 2000, according to the Recording Industry Association of America (RIAA). The music retail industry is highly competitive. The Company competes with national and regional home entertainment product chains, mass merchandisers, electronic retail chains, discount stores, warehouse clubs, music, video and other home entertainment product stores, e-commerce music sites and mail order clubs. Some of the Company's competitors have substantially greater resources than the Company. The largest mail order clubs are affiliated with major manufacturers of prerecorded music and may have advantageous marketing arrangements with their affiliates. In addition, the Company's products may compete with other forms of entertainment, such as movies, concerts, sporting events, cable television and video games.

         The Company believes that its ability to compete successfully depends on satisfactory resolution of the bankruptcy proceedings, offering broad product selection, securing convenient sites, maintaining attractive locations, managing merchandise efficiently, establishing and maintaining name recognition, pricing its products competitively and providing effective customer service and management.

SEASONALITY

         The Company's business is seasonal, with its highest sales and net income levels historically occurring during the third quarter of its fiscal year, which includes the Christmas selling season.

MERCHANDISING

         The Company's stores offer an assortment of CDs, prerecorded audio cassettes and related accessories with a more limited selection of movie and music videos. The following table shows the percentage of the Company's total merchandise sales attributable to each product group:

Products
--------                                         Fiscal Years
                                         2001        2000       1999
                                         ----        ----       ----
CDs                                       79.2%      76.6%      73.9%
Prerecorded audio cassettes                6.2        8.9       11.2
Singles                                    1.8        2.8        3.8
Movie and music videos*                    5.3        3.8        3.6
Accessories and other**                    7.5        7.9        7.5
                                         -----      -----      -----
         Total                           100.0%     100.0%     100.0%
                                         =====      =====      =====

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

         Tickets. To increase customer traffic, the Company offers tickets to entertainment events in many of its stores located in certain states including Pennsylvania, Ohio, Wisconsin, West Virginia, Kentucky, North Carolina, South Carolina and Hawaii. The Company's ticket outlets provide customers with access to tickets offered by Ticketmaster as well as tickets to other local concerts and sporting events.

ADVERTISING

         The Company supports its retail sales through its own and various vendor supported marketing and advertising programs. Due to decreased purchasing from the Company's five major suppliers this support has materially decreased in the Company's current fiscal year.

         More than 1.8 million store customers participate in the Company's Passport program. Passport allows a customer to earn points on every CD, tape or video purchase, which may be redeemed for a free CD, cassette, or video of choice. The program combines the standard customer loyalty incentives of frequent buyer programs, opportunities for discount on music and video products and other products sold by other retailers. Passport also provides for database marketing directly to consumers on a sophisticated, targeted basis. The Company believes that Passport has the potential to differentiate its stores from the competition, while creating incremental sales and increasing the average purchase per transaction.

E-COMMERCE

         In December 1998, the Company launched its Internet commerce sites www.nrmmusic.com and www.wavesmusic.com. Due to decreased sales the Company ceased the operations of its commerce sites during its third fiscal quarter.

CUSTOMER SERVICE

         Customer service continues to be a primary focus of every employee of the Company; including the field supervisory team, corporate operations department and the human resources area.

STORE RESTRUCTURING STRATEGY

         The Company plans to continue its restructuring efforts by focusing on closing stores that are below the Company's expectations and changing the product mix in the stores that remain open to focus on product groups with higher margins. As a result of this effort, the Company does not anticipate any new store openings during the fiscal year 2002. The Company closed 29 stores during fiscal 2001, and through the first quarter of 2002 the Company closed an additional 22 stores.
         During fiscal 2000, the Company opened 18 locations, and closed 13 stores.

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

         In November 1999 the Company installed a new point of sale (POS) system. The adoption of the new software and equipment along with greatly enhanced data switching relay equipment permitted the two way transfer of significantly more information in less time and at a lower cost than the previous POS system.

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

SUPPLIERS AND PURCHASING

         Approximately 66% of the Company's music products were purchased directly from the five major music distributors in fiscal 2001. They included:
Sony Music; Warner/Elektra/Atlantic (subsidiary of Time Warner); BMG Music (subsidiary of Bertelsman); UNI Distribution; and EMD (EMI Music Distribution). As is typical in its industry, the Company has no material long-term purchase agreements with its suppliers.

         During its fourth fiscal quarter the Company was on credit hold with its major suppliers and purchased, its additional purchasing needs on a cash basis. Since January 2001, the Company has been operating without shipments from two of its major suppliers and has decreased its purchasing from the remaining three. The Company has increased the amount of purchases made through other suppliers at higher cost in order to maintain inventory levels. These five major suppliers filed the Involuntary Petition against the Company as discussed above in this Item I.

         Four of the five major music vendors offer retailers a returns incentive/disincentives plan that has in the past been beneficial for the Company. To encourage retailers to buy carefully by limiting returns, an incentive payment is issued on most purchases and a penalty restocking fee is charged on only the product returned. If the retailer returns-to-purchases ratio with the major vendors is below a certain point, (generally 14% to 17%) the retailer will benefit. The Company's return percentages have been lower than the break-even with the majority of its major vendors allowing the Company to benefit from their returns policies.

TRADEMARKS AND SERVICE MARKS

         The Company operates its stores under various names and service marks, including National Record Mart, NRM Music, Waves Music, Music Oasis, Vibes Music, Waves Music and Gifts, Music X, House of Music and Tempo Music. The Company has obtained federal registrations of its trademarks and service marks for Waves Music, NRM Music, Oasis Music & Video, Music Oasis, Music X and Vibes Music. The trade name Tempo Music was acquired through an acquisition in November 1998.

PERSONNEL

         As of March 31, 2001, the Company employed 1,238 persons, 111 of whom worked at the Company's headquarters (including 7 part-time employees) or were area supervisors and 1,127 of whom worked at the Company's stores (including 769 part-time employees). The Company also adds part-time personnel during the Christmas season. In December 2000, the Company employed approximately 222 seasonal employees. None of the Company's employees are represented by a union.


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


        2001                10                  2005                     13
        2002                16                  2006                     17
        2003                17                  2007                      9
        2004                19                  2008 and thereafter      43


ITEM 3.  LEGAL PROCEEDINGS

         On June 19, 2001, an involuntary petition under Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") was filed against the Company in the United States Bankruptcy Court for the Western District of Pennsylvania requesting relief under Chapter 7 (the "Involuntary Petition"). The Involuntary Petition was filed by five of the Company's major suppliers: Universal Music and Video Distribution, Inc., BMG Distribution, EMI Music Distribution, Sony Music Entertainment, Inc. and Warner/Elektra/Atlantic (WEA) Corporation. The Involuntary Petition indicates that the five suppliers hold an aggregate of approximately $18,753,000 of claims against the Company incurred in the ordinary course of their respective supply relationship with the Company. The Company is required to respond to the petition on or before July 26, 2001. While preparing a response, the Company continues to use, acquire, and dispose of property as if the Involuntary Petition had not been filed in accordance with Section 303 (f) of the Bankruptcy Code. The Company is in discussions with its current lender in an effort to secure debtor-in-possession financing in the event the Company chooses to file an election to convert to reorganization under Chapter 11 of the Bankruptcy Code ("Chapter 11"). For additional discussion of the impact of the Involuntary Petition on the Company see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

         There are no other legal proceedings pending to which the Company is a party or to which any of its properties is subject, other than routine litigation incidental to its business which is covered by insurance or which is not expected to have a material adverse effect on the Company's financial condition or results of operations..


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.


SUPPLEMENTARY ITEM.

IDENTIFICATION OF EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers of the Company as of July 10, 2001.

         Name                               Age            Office with the Company
         ----                               ---            -----------------------
         William A. Teitelbaum              50             Chairman, CEO, President and
                                                           Director

         Theresa Carlise                    42             Senior Vice President, CFO,
                                                           Treasurer, Secretary and Director

         Scott Bargerstock                  51             Vice President of Business Development

         Charles Michael Stephenson         44             Vice President of Marketing

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

         The Company's common stock is traded on the OTC bulletin Board under the symbol NRMI.OB. For common stock price information, see Note 9 of Notes to Consolidated Financial Statements.

         As of July 10, 2001, the approximate number of common stockholders of record was 89. The approximate number of total stockholders as of that date was 2,100.

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


ITEM 6.  SELECTED FINANCIAL DATA


                           NATIONAL RECORD MART, INC.
                         SELECTED CONSOLIDATED FINANCIAL
                  DATA (IN THOUSANDS, EXCEPT PER SHARE DATA AND
                            SELECTED OPERATING DATA)

                                                                                FISCAL YEAR ENDED (1)
                                                          ----------------------------------------------------------------
                                                          March 31,     March 25,     March 27,     March 28,    March 29,
                                                            2001          2000          1999          1998         1997
                                                          ---------     ---------     ---------     ---------    --------
STATEMENTS OF OPERATIONS DATA:
Net sales                                                 $125,892      $142,645      $129,902      $112,448     $99,439
Gross profit                                                45,833        54,720        48,217        42,963      37,106
Selling, general and administrative expenses                49,719        51,189        43,743        36,859      34,385
Depreciation and amortization                                4,886         4,664         3,540         2,801       2,725
Impairment of assets write-down                              1,205            --            --            --          --
Interest expense, net                                        5,268         4,458         3,082         1,822       1,696
Other expense (income), net                                    398           140           539           104         (26)
Loss on disposal of asset                                      313           198
(Loss) income before income tax expense (benefit)          (15,956)       (5,929)       (2,688)        1,378      (1,674)
Net (loss) income                                          (15,956)       (8,072)       (1,691)          893      (1,101)
Basic net (loss) income per share                         $  (3.16)     $  (1.60)     $   (.35)     $    .18     $  (.23)
Diluted net (loss) income per share                       $  (3.16)     $  (1.60)     $   (.35)     $    .18     $  (.23)
Basic weighted average number of shares outstanding          5,052         5,049         4,801         4,845       4,852
Weighted average number of common shares and
  common share equivalent shares (warrants and options)
  outstanding                                                5,052         5,049         4,801         5,057       4,852

SELECTED OPERATING DATA:
Stores open at beginning of year                               179           174           148           147         151
Stores opened /acquired during year                              1            18            33            11           8
Stores closed during year                                       29            13             7            10          12
Stores open at end of year                                     151           179           174           148         147
Comparable store net sales (decrease) increase               (14.9)%          (3)%           4%           13%       (0.4)%
BALANCE SHEET DATA:
Working capital                                           $ (3,366)     $ 24,329      $ 28,058      $ 23,892     $23,964
Total assets                                                64,431        81,851        73,657        52,540      55,020
Long-term debt, including current maturities                40,841        42,940        35,325        19,413      21,370
Stockholders' equity                                        (8,149)        7,806        15,843        16,958      16,066

(1) Each fiscal year consisted of 52 weeks except the fiscal year ended March 31, 2001, which consisted of 53 weeks. Each fiscal year is hereafter referred to by the year in which it ended, e.g., the fiscal year ended March 25, 2001 is "fiscal 2001"

(2)    The Company adopted Financial Accounting Standards Board Statement
       No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," in fiscal 1996. In connection with this adoption, the Company wrote down $1,843,788 of assets, which increased its net loss by $1,204,931 or $0.24 per share for fiscal year ended March 31, 2001.

(3) A store is included in comparable store sales calculations at the beginning of its 13th full month of operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items in the Consolidated Statements of Operations as a percentage of net sales:

                                                                   Fiscal Years
                                                          -----------------------------
                                                           2001        2000        1999
                                                          -----       -----       -----
Net sales                                                 100.0%      100.0%      100.0%
Cost of sales                                              63.6        61.6        62.9
                                                          -----       -----       -----
  Gross profit                                             36.4        38.4        37.1
Selling, general and administrative expenses               39.5        35.9        33.7
Depreciation and amortization                               3.9         3.3         2.7
Impairment of assets write-down                             1.0          --          --
Interest expense, net                                       4.2         3.1         2.3
Loss on Disposal                                            0.2         0.2          --
Other expense                                               0.3         0.1         0.4
                                                          -----       -----       -----
(Loss) income before income taxes expense (benefit)       (12.7)       (4.2)       (2.0)
Provision (benefit) for income taxes                        0.0         1.5        (0.7)
                                                          -----       -----       -----
  Net (loss) income                                       (12.7)%      (5.7)%      (1.3)%
                                                          =====        ====        ====

         Net Sales. Net sales decreased during fiscal 2001 by $16.8 million or 11.7% compared to fiscal 2000. Factors that contributed to the decrease in total sales are the closing of 29 stores and a net comparable store decrease of 14.9%. The decrease in comparable store sales is related to an increase in competition, an increase in consumer preference for downloading prerecorded digital music over the Internet and the Company's decreased ability to successfully maintain product selection of the higher ranking music product. Net sales increased during fiscal 2000 by $12.7 million or 9.8% compared to fiscal 1999. Factors that contributed to the increase in total sales are the opening of 18 new stores and the closing of 13 stores, which was partially, offset by the decrease in comparable store sales of 3.4%.

         Gross Profit. Gross profit expressed as a percentage of net sales decreased from 36.4% in fiscal 2001 to 36.9% in fiscal 2000. A primary reason for the decrease in margin as a percentage of sales was the continued shift of consumer preference from higher margin cassettes to lower margin CDs and a more competitive shelf pricing environment. Gross profit expressed as a percentage of net sales, increased from 37.1% in fiscal 1999 to 38.4% in fiscal 2000. A primary reason for the increase in gross profit was due to the Company wide increase in shelf pricing. This was offset slightly by the continued shift in consumer preference from higher profit margin cassettes to lower profit margin CDs.

         Expenses. Selling, general and administrative expenses, (SG&A) expressed as a percentage of net sales increased from 35.9% in fiscal 2000 to 39.5% in fiscal 2001. The increase as a percentage of sales is primarily attributable to the decrease in comparable store sales of 14.9%. As a percentage of sales, SG&A increased from 33.7% in fiscal 1999 to 35.9% in fiscal 2000. This increase expressed as a percentage of net sales, is largely attributable to approximately 50 non-comp stores (stores not open for one full year) which sales have not proportionally matured to their selling, general and administrative expenses.

         Depreciation and amortization increased from $4.7 million in fiscal 2000 to $4.9 million in fiscal 2001, primarily due to the annualized effect of the prior year additions. Depreciation and amortization increased from $3.5 million in fiscal 1999 to $4.7 million in fiscal 2000 primarily due to the addition of 18 new stores and the amortization of the costs associated with the private placement of its subordinated debt. Depreciation and amortization increased from $2.8 million in fiscal 1998 to $3.5 million in fiscal 1999 due to the addition of 33 new stores.

         Interest Expense. Interest expense expressed as a percentage of net sales was 4.2% or $5.3 million for fiscal 2001 compared to 3.2% or $4.5 million for fiscal 2000. The increase in interest expense of approximately $800 thousand in fiscal 2001 is primarily due to an increase in borrowings. Interest expense expressed as a percentage of net sales was 3.2% or $4.5 million for fiscal 2000 compared to 2.4% or $3.2 million for fiscal 1999. The increase in interest expense of approximately $1.3 million in fiscal 2000 is due to an increase in borrowings relating to the addition of 18 new stores.

         Income Taxes. The Company's effective tax rate in fiscal 2001, 2000, and 1999 was 0%, 35% and 34%, respectively.

         The Company recorded a valuation allowance in fiscal 2000 to reduce its deferred income tax balances of approximately $4.2 million. See Note 5 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash generated by operations, trade credit, and amounts available under its credit facility. Net cash provided by operating activities was $2.9 million in fiscal 2001 compared to net cash provided by operating activities of $2.7 million in fiscal 2000 and $2.3 million in fiscal 1999. During fiscal 2001, the $2.9 million provided by operating activities was primarily due to a decrease in inventory, and a loss from the disposal of property & equipment, while being offset by the net loss.

         In fiscal 2000 the net cash provided by operating activities was primarily attributable to increases in depreciation and amortization, accounts payable, and the recording of a deferred tax valuation allowance, while being offset by the net loss and an increase in inventory.

         During fiscal 2001, 2000 and 1999, the Company used approximately $917 thousand, $9.8 million and $14.9 million, respectively, to purchase property and equipment. The Company opened 1 new store and closed 29 stores in fiscal 2001, 18 new stores and closed 13 stores in fiscal 2000, and 33 new stores and 7 closed stores in fiscal 1999. In fiscal 1999, the 33 new stores included two acquisitions. The Company acquired 4 stores from Record Den Inc. and DJK Records & Video Inc. for approximately $933,000 and 13 stores from Happy Town and Tempo for approximately $3.6 million. The Company has closed 22 stores in fiscal 2002.

         On February 17, 1998 the Company renewed its revolving line of credit from an institutional lender through June 10, 2003. Under the line, the Company is permitted to borrow up to $35 million, subject to a borrowing base calculation based upon inventory levels. Between the months of October 1 and December 31 an overadvance of $1.5 million is available to the Company in addition to its borrowing base calculation, not to exceed in total the borrowing limit of $35 million. As of February 6, 2001, the Company's institutional lender increased its interest rates. Borrowings under the amended facility bear interest at a floating rate equal to the lender's base rate (8.0% at March 31, 2001) plus two percentage points, or at the Company's option, the 30-day LIBOR rate (5.078% at March 31, 2001) plus four percentage points.

         As of March 31, 2001, the Company's outstanding credit balance on its revolver was approximately $25.7 million. The Company's borrowing availability at March 31, 2001 was approximately $1.1 million. The revolver balance and the Company's cash requirements peak in February when the Company's trade payables become due from the Christmas selling season. A bankruptcy filing by the Company (which would include an election to convert the involuntary petition filed against the Company on June 19, 2001 to a Chapter 11 reorganization) constitutes an event of default under the revolver.

         On April 16, 1998, the Company completed a private placement of $15,000,000 of senior subordinated notes to a group of institutional lenders. The notes carry an interest rate of 11.75% payable semi-annually. In consideration of the placement the Company issued warrants to purchase 400,000 shares of common stock at $.01 per share. The Company used the funds to expand its store base, update its point of sale equipment and general working capital purposes. On April 13, 2001, the Company reached an agreement with the holders of its senior subordinated notes to extend the maturity date of the notes, which were due on April 15, 2001. Under this agreement, the maturity of the notes was extended to October 15, 2001, the interest payment due on April 15, 2001 was deferred until October 15, 2001, certain financial covenants were waived and the noteholders agreed to forbear from the enforcement of remedies resulting from the failure to make interest payments through but not including October 15, 2001. The forbearance obligation terminates upon certain events of default, including a bankruptcy filing by the Company (which would include an election to convert the involuntary petition filed against the Company on June 19, 2001 to a Chapter 11 reorganization).

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

         Under Chapter 7 of the Bankruptcy Code, the relief requested in the Involuntary Petition, the Company's operations would cease and a trustee or trustees would be elected or appointed to liquidate the assets of the Company. The proceeds of the liquidation would then be distributed to the creditors of the Company in accordance with the priorities established by the Bankruptcy Code. No assurance can be given that there would be funds generated to pay every creditor. The Company's shareholders may receive no money in a Chapter 7 liquidation. It is not possible at this time to predict the effect of a Chapter 7 liquidation on the interest of creditors or stockholders.

         The Company is in discussions with its current lender in an effort to secure debtor-in-possession financing in the event the Company chooses to file an election to convert to reorganization under Chapter 11. If an election to convert to reorganization under Chapter 11 is made, the Company would continue to conduct normal business operations as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. As a debtor-in-possession, the Company could not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.

         Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the date of the Involuntary Petition. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization, which requires voting of the impaired prepetition creditors and stockholders and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, or unexpired leases, or the Bankruptcy Court's resolution of claims for contingencies and disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, will be a part of the reorganization plan filed with the Bankruptcy Court under Chapter 11.

A plan of reorganization would include a capital structure that will enable the Company to generate sufficient cash flow after reorganization to meet its restructured obligations. Accordingly, the rights of prepetition creditors and the ultimate payment of their claims may be substantially changed, or even eliminated under the Bankruptcy Code. It is not possible at this time to predict the ultimate outcome of a reorganization under Chapter 11 or its effects on the Company's business or on the interest of creditors or stockholders.

SEASONALITY

         The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third quarter of its fiscal year, which includes the Christmas selling season. Approximately 32% of the Company's net sales for fiscal 2001 were generated in the third quarter. (See Note 9 of Notes to the Consolidated Financial Statements for quarterly financial data.) Year-to-year comparisons of quarterly results and comparable store net sales can be affected by a variety of factors, including the success and timing of new releases by manufacturers, the timing and duration of the holiday selling seasons and the timing of new store openings and sales promotions.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and related notes are included in
Item 14 of this report. See Index to Consolidated Financial Statements contained in Item 14 herein.


ITEM 9. CHANGES OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Disclosure of the information required under this Item 9 has been previously reported, as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and therefore is not required to be included herein.


ITEM 10. (a) AND (b)  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by these items of Part III will be set forth in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after March 31, 2001 under similar captions and is incorporated herein by reference, except that the information required with respect to the executive officers of the Company under Item 10 (b) is set forth immediately following Item 4.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a)      DOCUMENTS FILED AS A PART OF THIS REPORT:

         (1)      CONSOLIDATED FINANCIAL STATEMENTS

                  See Index to Consolidated Financial Statements on Page 13.

         (2)      FINANCIAL STATEMENT SCHEDULES

                  None of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required.

(3)      EXHIBITS

                  See Exhibit Index on pages 27 through 29

(b)      REPORTS ON FORM 8-K

         On February 27, 2001, the Company filed a Form 8-K to report the engagement of BDO Seidman, LLP to act as the principal accountant to audit the Company's financial statements.

(c)      EXHIBITS:

         See Exhibit Index on pages 27 through 29.

(d)      OTHER FINANCIAL STATEMENTS

         Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL RECORD MART, INC.


                                          BY:  /s/ William A. Teitelbaum
                                             ----------------------------------
                                               William A. Teitelbaum
                                               Chairman of the Board, President
                                               and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Capacity                                    Date
---------                                   --------                                    ----
/s/ William A. Teitelbaum                   Chairman of the Board, President            July 10, 2001
---------------------------                 Chief Executive Officer and Director
William A. Teitelbaum


/s/ Theresa Carlise                         Senior Vice President                       July 10, 2001
---------------------------                 Chief Financial Officer,
Theresa Carlise                             Chief Accounting Officer,
                                            Treasurer, Secretary and Director


/s/ Irwin B. Goldstein                      Director                                    July 10, 2001
---------------------------
Irwin B. Goldstein


/s/ Damian Georgino                         Director                                    July 10, 2001
---------------------------
Damian Georgino


/s/ David Lang                              Director                                    July 10, 2001
---------------------------
David Lang

                           NATIONAL RECORD MART, INC.

             INDEX TO CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS



                                                                                       Page
                                                                                       ----
Statement Regarding Absence of Audit                                                    15

Consolidated (Unaudited) Statements of Operations for the fiscal years
ended March 31, 2001, March 25, 2000, and March 27, 1999                                16

Consolidated (Unaudited) Balance Sheets as of March 31, 2001 and March 25, 2000         17

Consolidated (Unaudited) Statements of Cash Flows for the fiscal years ended
March 31, 2001, March 25, 2000, and March 27, 1999                                      18

Consolidated (Unaudited) Statements of Stockholders' Equity for the fiscal years
ended March 31, 2001, March 25, 2000, and March 27, 1999                                19

Notes to Consolidated (Unaudited) Financial Statements                                  20

Rider 18A
Statement Regarding Absence of Audit

The accompanying consolidated balance sheet of National Record Mart, Inc. and subsidiary as of March 31, 2001 and March 25, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001 have not been audited.

As reported under Items 1 and 3 of this Form 10-K, on June 19, 2001 an involuntary petition under Title 11 of the United States Bankruptcy Code was filed against the Company in the United States Bankruptcy Court for the Western District of Pennsylvania requesting relief under Chapter 7. The Company received no advance warning that this filing was about to be made. The Company is required to respond to the petition on or before July 26, 2001.

The unexpected filing of this petition has caused the small number of Company personnel who are responsible for the preparation of the Company's financial statements, including working with the Company's auditors with respect to the audit of such financial statements, to be diverted from such tasks in order to focus upon the immediate and critical steps which the Company must take to respond to the filing of the petition. In addition, as part of its response to the petition, the Company has determined to take a variety of actions to conserve available cash for vital operational needs. This has resulted in the Company not making certain payments to its auditors, which the auditors have indicated would be required to be made as a condition of delivery of any audit report.

As a result, in order to provide the fullest information in this Form 10-K which is available at this time, the Company has determined to file this Form 10-K containing the accompanying financial statements, which have not been audited and should not be relied upon.

                    NATIONAL RECORD MART, INC. and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the years ended March 31, 2001, March 25, 2000 and March 27, 1999

                                                                                   Years Ended
                                                              ------------------------------------------------------
                                                                March 31,            March 25,            March 27,
                                                                   2001                 2000                 1999
                                                              ------------         ------------         ------------
Net sales                                                     $125,892,129         $142,644,670         $129,902,083
Cost of sales                                                   80,059,078           87,924,659           81,685,053
                                                              ------------         ------------         ------------
     Gross profit                                               45,833,051           54,720,011           48,217,030

Selling, general and administrative expenses                    49,718,850           51,189,259           43,743,424
Depreciation and amortization                                    4,885,639            4,664,260            3,540,141
Interest expense                                                 5,305,109            4,494,690            3,165,988
Interest income                                                    (36,836)             (37,107)             (83,493)
Impairment write down                                            1,204,931
Loss on disposal of assets                                         312,643              197,581
Other expense                                                      398,372              140,189              539,173
                                                              ------------         ------------         ------------
Total expenses                                                  61,788,708           60,648,872           50,905,233
                                                              ------------         ------------         ------------
(Loss) income before income tax  (benefit) expense             (15,955,657)          (5,928,861)          (2,688,203)
Provision (benefit) for income taxes                                    --            2,143,319             (996,862)
                                                              ------------         ------------         ------------

      Net (loss) income                                       $(15,955,657)        $ (8,072,180)        $ (1,691,341)
                                                              ============         ============         ============

Basic net (loss) income per share                             $      (3.16)        $      (1.60)        $      (0.35)
Diluted net (loss) income per share                           $      (3.16)        $      (1.60)        $      (0.35)

Basic weighted average common shares outstanding                 5,051,667            5,048,788            4,800,867
Weighted average number of common shares and common
   equivalent shares (warrants and options) outstanding          5,051,667            5,048,788            4,800,867


           See accompanying notes to consolidated financial statements

                    NATIONAL RECORD MART, INC. and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 2001 and March 25, 2000

                                                           March 31,            March 25,
                                                             2001                 2000
                                                          -----------         -----------
Assets
  Current assets:
    Cash and cash equivalents                            $  1,232,449        $  1,935,092
    Merchandise inventory                                  41,153,818          51,040,684
    Due from stockholder                                      382,860             380,154
    Accounts Receivable                                         1,659                  --
    Other current assets                                      930,499           2,239,753
                                                         ------------        ------------
  Total current assets                                     43,701,285          55,595,683

  Property and equipment, at cost                          38,964,286          44,332,172
  Accumulated depreciation and amortization               (20,631,943)        (21,006,162)
                                                         ------------        ------------
  Property and equipment, net                              18,332,343          23,326,010

  Other assets:
    Security deposits                                          75,254                  --
    Intangibles                                             1,858,028           2,296,205
    Other assets                                              464,346             633,514
                                                         ------------        ------------
  Total other assets                                        2,397,628           2,929,719
                                                         ------------        ------------
    Total assets                                         $ 64,431,256        $ 81,851,412
                                                         ============        ============

Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable                                      $25,583,207        $ 25,046,213
    Deferred income                                                --           1,012,159
    Other liabilities and accrued expenses                  6,156,435           5,046,649
    Current maturities of long-term debt                   15,027,027             161,770
                                                          -----------        ------------
Total current liabilities                                  46,766,669          31,266,791

  Long-term debt:
    Notes payable                                             131,584          14,558,285
    Revolving credit facility                              25,682,174          28,219,850
                                                         ------------        ------------
  Total long-term debt                                     25,813,758          42,778,135

  Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.01 par value, 2,000,000 shares
   authorized, none issued                                         --                  --
  Common Stock, $.01 par value, 9,000,000 shares
   authorized, 5,498,484 shares were issued,
   and 5,051,667 shares were outstanding
   at March 31, 2001 and March 25, 2000                        54,985              54,985
  Additional paid-in capital                               15,902,474          15,902,474
  Retained (deficit) earnings                             (22,437,405)         (6,481,748)
                                                         ------------        ------------
                                                           (6,479,946)          9,475,711
  Less Treasury Stock, 446,817  shares at both
    March 31, 2001 and March 25, 2000                      (1,669,225)         (1,669,225)
                                                         ------------        ------------
  Total stockholders' equity                               (8,149,171)          7,806,486
                                                         ------------        ------------
    Total liabilities and stockholders' equity           $ 64,431,256        $ 81,851,412
                                                         ============        ============

           See accompanying notes to consolidated financial statements

                    NATIONAL RECORD MART, INC. and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the years ended March 31, 2001, March 25, 2000 and March 27, 1999

                                                                               Years Ended
                                                             -------------------------------------------------------
                                                                March 31,            March 25,            March 27,
                                                                  2001                 2000                 1999
                                                             -------------        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                            $ (15,955,657)       $  (8,072,180)       $  (1,691,341)
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
    Depreciation and amortization                                4,885,639            4,664,260            3,540,141
    Accretion of notes payable for value assigned
      for warrants                                                 550,704              571,826              445,464
    Loss from disposal of property and equipment                 1,517,574              197,581              144,101
    Deferred income taxes                                               --            2,143,319             (816,319)
    Stock option compensation                                           --               33,343                   --
    Other                                                          121,139             (101,824)              29,835

Changes in operating assets and liabilities:
    Merchandise inventory                                        9,886,866           (6,625,693)          (4,862,139)
    Other assets                                                 1,320,520            1,041,497             (636,789)
    Refundable income taxes                                             --              229,860             (166,338)
    Accounts payable                                               536,997            8,345,311            4,373,283
    Deferred income                                                     --              493,795              312,822
    Other liabilities and accrued expenses                              --             (222,272)           1,805,352
    Income taxes payable                                                --                   --             (181,782)
                                                             -------------        -------------        -------------
      Net cash provided by operating activities                  2,863,782            2,698,823            2,296,290

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                (913,895)          (9,398,411)         (10,300,704)
Asset purchases (see Note 8)                                            --             (540,535)          (4,507,275)
Amounts (loaned to) received from  stockholders                     (2,706)             114,095              (94,705)
                                                             -------------        -------------        -------------

Net cash used in investing activities                             (916,601)          (9,824,851)         (14,902,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt facilities                                   (140,510,466)        (160,387,046)        (164,655,790)
Net borrowings on revolving debt facilities                    137,860,642          167,429,966          180,122,821
Purchases of Treasury Stock                                             --               (8,360)          (1,229,881)
Exercise of stock options                                               --               10,250                1,250
                                                             -------------        -------------        -------------
   Net cash (used in) provided by financing activities          (2,649,824)           7,044,810           14,238,400
                                                             -------------        -------------        -------------

Net (decrease) increase in cash and cash equivalents              (702,643)             (81,218)           1,632,006
Cash and cash equivalents, beginning of year                     1,935,092            2,016,310              384,304
                                                             -------------        -------------        -------------
Cash and cash equivalents, end of year                       $   1,232,449        $   1,935,092        $   2,016,310
                                                             =============        =============        =============


           See accompanying notes to consolidated financial statements

                    NATIONAL RECORD MART, INC. and Subsidiary
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     For the years ended March 31, 2001, March 25, 2000 and March 27, 1999

                                                      Additional                                 Total
                                    Common Stock       Paid-in        Retained               Treasury Stock  Stockholders'
                                  Shares     Amount    Capital   Earnings/(Deficit)  Shares      Amount         Equity
                                ---------   -------  ----------- -----------------  -------  --------------  ------------
Balance at March 27, 1999       5,494,384    54,944   15,858,922       1,590,432    444,817    (1,660,865)      15,843,43
  Stock options exercised           4,100        41       10,209              --         --            --          10,250
  Stock option compensation            --        --       33,343              --         --            --          33,343
  Net loss                             --        --           --      (8,072,180)        --            --      (8,072,180)
  Purchases of treasury stock          --        --           --              --      2,000        (8,360)         (8,360)
                                ---------   -------  -----------    ------------    -------   -----------    ------------

Balance at March 25, 2000       5,498,484   $54,985  $15,902,474    $ (6,481,748)   446,817   $(1,669,225)   $  7,806,486
                                ---------   -------  -----------    ------------    -------   -----------    ------------
  Net loss                                                           (15,955,657)                             (15,955,657)

Balance at March 31, 2001       5,498,484   $54,985  $15,902,474    $ 22,437,405    446,817   $(1,669,225)   $ (8,149,171)

           See accompanying notes to consolidated financial statements

                    NATIONAL RECORD MART, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

National Record Mart, Inc. (the "Company") is a specialty retailer of home entertainment products, including compact discs, audio and video cassettes, and related accessories. As of March 31, 2001, the Company operated 151 stores in 32 states and the U.S. territory of Guam. The stores are primarily in the eastern part of the United States and operate under five distinct store concepts, National Record Mart or NRM Music, Waves Music, Vibes Music, Music Oasis and Music X, each of which targets a different customer base. The Company's fiscal year is the 52 or 53 weeks ending on the Saturday in March closest to March 31. Fiscal years 2001, 2000, 1999 ended on March 31 (53 weeks), March 25 (52 weeks), and March 27 (52 weeks), respectively.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, National Record Mart Investments, Inc., a Delaware holding company. All intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

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

                                                               March  25,       March  25,
              Assets                        Asset Lives           2001             2000
              ------                        -----------       ------------     ------------
         Leasehold improvements              10 years         $ 15,278,113     $ 19,010,167
         Fixtures and equipment               7 years           23,614,454       25,250,286
         Vehicles                             5 years               71,719           71,719
                                                              ------------     ------------
                  Total                                         38,964,286       44,332,172
         Less accumulated depreciation                         (20,631,943)     (21,006,162)
                                                              ------------     ------------
                  Property and equipment, net                 $ 18,332,343     $ 23,326,010
                                                              ============     ============


Depreciation expense for the years ended March 31, 2001, March 25, 2000, and March 27, 1999 was approximately $4,430,000, $4,209,000, and $3,096,000, respectively.

INTANGIBLE ASSETS

Intangible assets recorded by the Company are being amortized using the straight-line method over their estimated useful lives. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the original acquisition of the Company and the acquisitions of businesses in fiscal 1994, fiscal 1999 and fiscal 2000 and is being amortized over periods of 40 years for acquisitions taking place in fiscal 1994 and 15 years for acquisitions taking place in fiscal 1999 and fiscal 2000. The amortization period is determined by taking into consideration the following factors: the amortization periods generally used in the retail music business, the highly competitive nature of the business including emerging forms of competition and the overall history of profitability of the acquired business. The estimated useful life of other intangible assets is five years. Accumulated amortization as of March 31, 2001 and March 25, 2000 was approximately $1,633,000 and $1,177,000, respectively. Amortization expense for the years ended March 31, 2001, March 25, 2000, and March 27, 1999 was approximately $456,000, $438,000, and $444,000, respectively.

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

STORE OPENING COSTS AND CLOSING COSTS

The expenses associated with the opening of new stores and closing stores are charged to expense as incurred.

ADVERTISING COSTS

Advertising and sales promotional programs are charged to expense during the periods in which they are run. Total advertising and sales promotional expenses for the fiscal years ended March 31, 2001, March 25, 2000, and March 27, 1999 were approximately $1,353,000, $2,202,000, and $2,046,000, respectively.

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

EARNINGS PER SHARE

The following table shows the share amounts used in computing basic and diluted earnings per share.

                                                         March 31,         March 25,         March 27,
                                                            2001              2000              1999
                                                       ------------       ------------      -----------
Weighted average common shares outstanding               5,051,667           5,048,788         4,800,867
Dilutive common stock equivalents                               --                  --                --
Treasury stock assumed to be repurchased using
   proceeds from options and warrants                           --                  --                --
                                                         ---------           ---------         ---------
Weighted average common shares and equivalents
   outstanding                                           5,051,667           5,048,788         4,800,867
                                                         =========           =========         ==========


RECLASSIFICATION

Certain reclassifications have been made to the Consolidated Financial Statements for prior periods in order to conform to the March 25, 2000 presentation.


2.  REVOLVING CREDIT FACILITY AND TERM DEBT

Long-term debt consisted of the following as of:

                                                                 March 31,        March 25,
                                                                   2001              2000
                                                               -----------      -----------
       Revolving Credit Facility -- Bears interest
       at the bank's base rate (8.00% at March 31, 2001),
       plus 2%, or the 30-day LIBOR rate (5.078% at
       March 31, 2001) plus 4.0%. Secured by substantially
       all of the assets of the Company.                       $25,682,174      $28,219,850

       Subordinated  Notes -- $15 million notes with interest
       rate of 11.75%. Notes net of discount of $32,006
       as of March 31, 2001.                                    14,967,994       14,417,290

       Other                                                       190,617          302,765
       -----                                                   -----------      -----------
                                                                40,840,785       42,939,905
       Less current maturities                                  15,027,027          161,770
                                                               -----------      -----------
       Long-term debt                                          $25,813,758      $42,778,135
                                                               ===========      ===========

The Company has a revolving credit facility (the "Revolver") which expires on June 10, 2003. The maximum borrowings under the Revolver are $35,000,000 and are based upon eligible inventory levels as defined therein. During the months of October through December 31 of each year, an overadvance is available in addition to the borrowing base as calculated by levels of inventory in the amount of $1.5 million. In any event, the total borrowings under this facility shall not exceed the limit of $35 million. As of March 31, 2001, approximately $26,750,000 was available and approximately $1,068,000 was unused under the revolving line of credit facility. The Company is required to pay a monthly commitment fee of .25% per annum on the unused portion of the Revolver and a monthly collateral monitoring fee of $3,500.

The Revolver also contains various financial and other covenants that place restrictions or limitations on the Company and its subsidiaries, the more restrictive of which include: (i) maintenance of a number of financial ratios, as defined, (ii) a restriction on dividends, and (iii) limitation on capital expenditures. The covenants have been waived through August 15, 2001. A bankruptcy filing by the Company (which would include an election to convert the involuntary petition filed against the Company on June 19, 2001 to a Chapter 11 reorganization) constitutes an event of default under the revolver.

On April 16, 1998, the Company secured a private placement of $15,000,000 in senior subordinated notes. Originally, the notes carried an interest rate of 11.75% payable semiannually and matured April 15, 2001. By agreement dated April 13, 2001, the maturity of the notes was extended to October 15, 2001, the interest payment date on April 15, 2001 was deferred until October 15, 2001, certain financial covenants were waived and the noteholders agreed to forebear from the enforcement of remedies resulting from the failure to make interest payments through but not including October 15, 2001. The forbearance obligation terminates upon certain events of default, including a bankruptcy filing by the Company (which would include an election to convert the involuntary petition filed against the Company on June 19, 2001 to a Chapter 11 reorganization) In consideration of the placement, the Company issued 400,000 common stock warrants with an exercise price of $0.01. The Company has allocated $1,600,000 of value for accounting purposes to the warrants, which has been recorded as a reduction of the $15,000,000. This reduction will be accreted as additional interest expense over the term of the note. The Company has issued 39,990 warrants for an additional expense of $205,000 in the third quarter of fiscal 1999. The additional warrants are a settlement for the delay in the effective date of registering the 400,000 warrants noted above with the SEC. During the year ended March 27, 1999, both the 400,000 and 39,990 warrants were exercised.

Future scheduled maturities of long-term debt are as follows:

                 Year Ended
                    March
                 ----------
                    2002                       $15,059,033
                    2003                            10,604
                    2004                        25,693,117
                    2005                            13,450
                    2006                            16,165
                    Thereafter                      80,421
                                               -----------
                                                40,872,790
                    Discount to be accreted         32,005
                                               -----------
                    Total                      $42,840,785
                                               ===========

Interest payments of $5,305,000, $3,874,000, and $1,918,000 were made during the fiscal years ended March 31, 2001, March 25, 2000, and March 27, 1999, respectively.

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

401(k) Plan. The Company sponsors a 401(k) plan for eligible employees. Employees who have attained age 21 and are paid for 1,000 or more hours of service within the twelve months from the date hired are eligible to participate. Under provisions of the plan, participants may contribute up to 15% of their eligible compensation to the plan. These contributions are made through payroll deductions and are partially matched by the Company. Contributions made by the Company to its 401(k) plan were $68,000, $72,000, and $64,000 for the years ended March 31, 2001, March 25, 2000, and March 27, 1999, respectively.

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

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted beginning in the fiscal year subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended March 31, 2001: risk free rate of (*)%; no dividend yield; volatility factors of the expected market price of the Company's common stock of (*); and weighted-average expected life of the option of four or five years depending on terms of grant. For the year ended March 25, 2000: risk free rate of 5.25%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 1.283; and weighted-average expected life of the option of four or five years depending on terms of grant. For the year ended March 27, 1999: risk-free interest rate of 5.48%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 1.283; and weighted-average expected life of the option of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                  March 31,               March 25,           March 27,
                                                    2001*                   2000                 1999
                                                 ------------           -----------          -----------
Pro forma net income (loss)                      $(15,955,657)          $(8,130,646)         $(1,744,919)

Pro forma net income (loss) per share:
  Basic                                          $      (3.16)          $     (1.61)         $     (0.36)
  Fully diluted                                  $      (3.16)          $     (1.61)         $     (0.36)

---------------
* To be calculated and submitted in an amended Form 10K.


Stock options granted prior to March 26, 1995 are excluded from the determination of pro forma net income.

A summary of the Company's stock option activity follows:

                                   March 31, 2001              March 25, 2000             March 27, 1999
                               -----------------------     ---------------------      ----------------------
                                             Weighted-                 Weighted-                   Weighted-
                                              Average                   Average                     Average
                                             Exercise                  Exercise                    Exercise
                               Options        Price        Options       Price        Options       Price
                               -------       --------      -------     ---------      -------      ---------
Outstanding -
  beginning of year            524,000        $1.92        516,950       $1.88        503,300        $1.63

Granted                              0            0         26,000        3.86         34,350         5.90

Exercised                            0            0         (4,100)       2.50           (500)        2.50

Cancelled                      (17,850)       $6.11        (14,850)       4.21        (20,200)        2.50
                               -------        -----        -------       -----        -------        -----

Outstanding -
  end of year                  506,150        $1.77        524,000       $1.91        516,950        $1.88
                               =======        =====        =======       =====        =======        =====


Exercisable - end of year      273,880        $2.61        207,180       $2.66        134,600        $2.77
                               =======        =====        =======       =====        =======        =====


5.  INCOME TAXES

The provision (benefit) for income taxes, as shown in the accompanying Consolidated Statements of Operations, includes the following components:

                                                    March 31,     March 25,      March 27,
                                                       2001         2000            1999
                                                    ---------    ----------      ---------
          Current provision (benefit):
               Federal                                $   --     $       --      $(175,520)
               State                                      --             --         (5,023)
                                                      ------     ----------      ---------
                                                          --             --       (180,543)
          Deferred provision (benefit)                    --             --       (816,319)
          Adjustment of the beginning of the year
            valuation allowance                           --      2,143,319             --
                                                      ------     ----------      ---------
          Total income tax provision (benefit)        $   --     $2,143,319      $(996,862)
                                                      ======     ==========      =========

A reconciliation of the Company's effective income tax rate with the federal statutory rate is as follows:

                                                                 March 31,     March 25,     March 27,
                                                                   2001          2000          1999
                                                                ---------      ---------     --------
          Federal statutory rate                                   34%            34%            34%
          State income taxes, net of federal tax benefit           --             --             --
          Current year valuation allowance                        (34)           (34)            --
          Adjustment of the beginning of the year
            valuation allowance                                    --             35             --
                                                                  ---            ---            ---
                 Effective income tax rate                         --             35%            34%
                                                                  ===            ===            ===


For income tax purposes, National Record Mart, Inc. and its subsidiary have approximately $26.8 million of net operating losses available to offset against future taxable income, subject to certain limitations. Such losses expire beginning in 2019 - 2021.

Tax refunds of approximately $0, $175,000 and $9,300 were received during the fiscal years ended March 31, 2001, March 25, 2000, and March 27, 1999, respectively.

Significant components of the Company's deferred tax assets and liabilities as of March 31, 2001 and March 25, 2000 are as follows:

                                                                         March 31,            March 25,
                                                                           2001                  2000
                                                                       -----------           -----------
              Deferred tax assets:
                   Excess tax basis in property and equipment          $        --           $   861,000
                   Excess tax basis in inventory                           302,000               326,000
                   Other                                                   801,000               713,000
                   NOL carryforward                                      9,090,000             2,900,000
                   Valuation allowance                                  (9,708,000)           (4,229,000)
                                                                       -----------           -----------

                                                                           465,000               571,000
              Deferred tax liabilities:
                 Excess book basis in property and equipment                 7,000                    --
                 Excess book basis in other current assets                      --               571,000
                                                                       -----------           -----------
              Net deferred tax asset                                   $        --           $        --
                                                                       ===========           ===========

Based on assessment of all available evidence as of March 31, 2001 and March 25, 2000, including the fact that the Company is in a cumulative loss position, management has concluded that the deferred tax asset should be reduced by a valuation allowance equal to the net deferred tax asset.

6.COMMITMENTS AND CONTINGENCIES

The Company leases its retail stores and distribution center under operating leases. The lease agreements, including renewal options, expire on various dates through 2011. Most leases provide for additional contingent rents based on a percentage of sales and increases in real estate taxes. Future minimum annual lease payments under noncancellable lease agreements in excess of one year at March 31, 2001 are as follows:

                  2002                                      $14,890,091
                  2003                                       14,031,259
                  2004                                       13,527,947
                  2005                                       12,413,807
                  2006                                       11,192,883
                  Thereafter                                 24,703,291
                                                            -----------
                  Total future minimum lease payments       $90,759,278
                                                            ===========

Rent expense for the years ended March 31, 2001 March 25, 2000, and March 27, 1999 was $16,105,000, $15,884,000, and $13,168,000 respectively, including contingent rentals of $5,700, $263,000 and $197,000, respectively.

7.  CONCENTRATION OF BUSINESS RISKS

The Company purchases inventory for its stores from approximately 250 suppliers, with approximately 66% of purchases being made from five suppliers. As of January of 2001, the Company has been operating without shipments from two of its major suppliers and has decreased its purchasing from the remaining three. The Company has increased the amount of purchases made through other suppliers at a higher cost in order to maintain inventory levels. The Company's advertising programs for the same period, have been adversely effected by the decrease in purchases from its five major suppliers. These five major suppliers filed the Involuntary Petition against the Company as discussed in Note 9.

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

9.   LITIGATION

         On June 19, 2001, an involuntary petition under Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") was filed against the Company in the United States Bankruptcy Court for the Western District of Pennsylvania requesting relief under Chapter 7 (the "Involuntary Petition"). The Involuntary Petition was filed by five of the Company's major suppliers: Universal Music and Video Distribution, Inc., BMG Distribution, EMI Music Distribution, Sony Music Entertainment, Inc. and Warner/Elektra/Atlantic (WEA) Corporation. The Involuntary Petition indicates that the five suppliers hold an aggregate of approximately $18,753,000 of claims against the Company incurred in the ordinary course of their respective supply relationship with the Company. The Company is required to respond to the petition on or before July 26, 2001. While preparing a response to the Involuntary Petition, the Company continues to use, acquire, and dispose of property as if the Involuntary Petition had not been filed in accordance with Section 303 (f) of the Bankruptcy Code. The Company is in discussions with its current lender in an effort to secure debtor-in-possession financing in the event the Company to file an election to convert to reorganization under Chapter 11 of the Bankruptcy Code ("Chapter 11"). For additional discussion of the impact of the Involuntary Petition on the Company see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

Additionally, the Company is involved, from time to time, in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes there are no such lawsuits that will have a material effect on the Company's financial position.

10.  QUARTERLY RESULTS OF OPERATIONS IN THOUSANDS (UNAUDITED)

                                                                         BASIC         DILUTED
                                                            NET        NET (LOSS)     NET (LOSS)       COMMON STOCK
                                              GROSS        INCOME        INCOME         INCOME            PRICE
                             SALES           PROFIT        (LOSS)      PER SHARE      PER SHARE       HIGH        LOW
                           --------          -------      --------     ---------      ---------     -------     -------
2001:
          First            $ 30,231          $10,756      $ (4,176)      $(0.83)        $(0.83)     $4.1875     $  1.50
          Second             27,294            9,848        (4,920)       (0.97)         (0.97)      1.6875      0.6562
          Third              39,789           15,323           603         0.12           0.12       0.5938       0.125
          Fourth             28,578            9,906        (7,463)       (1.38)         (1.38)        0.26      0.1094
                           --------          -------      --------       ------         ------
            Total          $125,892          $46,173      $(15,956)      $(3.06)*       $(3.06)*
                           ========          =======      ========       ======         ======


          2000:
          First            $ 30,300          $11,292      $ (1,830)      $(0.36)        $(0.36)     $ 9.945     $ 5.183
          Second             30,682           12,461        (1,517)       (0.30)         (0.30)       4.691       3.266
          Third              48,756           18,928         2,654         0.50           0.50        4.977       3.091
          Fourth             32,906           12,039        (7,379)       (1.44)         (1.44)        6.00      2.9375
                           --------          -------      --------       ------         ------
            Total          $142,644          $54,720      $ (8,072)      $(1.60)*       $(1.60)*
                           ========          =======      ========       ======         ======

*  data rounded in quarterly calculations

                                INDEX TO EXHIBITS

     The following documents are filed as part of this 10K for the year ended March 31, 2001

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


     Exhibit No.  Description
     -----------  -----------
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

         4.16     Collateral Sharing and Agency Agreement, dated as of April 16,
                  1998, among the Company, NRM Investments, Inc., Robert
                  Fleming, Inc., as Agent, and Fleet Capital Corporation, for itself and as Collateral Agent, filed as Exhibit 4.16 to the Company's Annual Report on Form 10K for the fiscal year ended
                  March 28, 1998 and incorporated by reference herein.

         4.17     Amended and Restated Loan and Security Agreement dated
                  November 1, 1999, between the Company and Fleet Capital
                  Corporation, filed as Exhibit 4.17 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 24, 2000 and incorporated herein by reference.

         4.18 Waiver and Amendment No. 1, dated as of February 6, 2001, by and between the Company and Fleet Capital Corporation, to the Amended and Restated Loan and Security Agreement, dated
                  November 1, 1999, between the Company and Fleet Capital
                  Corporation, which was filed as Exhibit 4.17 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 24,
                  2000, filed as Exhibit 4.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 23, 2000 and incorporated herein by reference.

         4.19 Amendment, dated as of December 23, 2000, by and among the Company, NRM Investments, Inc., and The Chase Manhattan Bank, as Agent for the Holders, to the Senior Subordinated Secured
                  Note Purchase Agreement, dated as of April 16, 1998, among the
                  Company, the Guarantors from time to time party thereto, the Purchasers from time to time party thereto, and Robert
                  Fleming, Inc., as Agent, which was filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  March 28, 1998, filed as Exhibit 4.19 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended December
                  23, 2000 and incorporated herein by reference.

         4.20 Amendment, dated as of December 23, 2000, by and among the Company, NRM Investments, Inc., and The Chase Manhattan Bank, as Agent for the Holders, to the Senior Subordinated Note
                  Purchase Agreement, dated as of April 16, 1998, among the Company, the Guarantors from time to time party thereto, the Purchasers from time to time party thereto, and Robert
                  Fleming, Inc., as Agent, which was filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998, filed as Exhibit 4.20 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended December
                  23, 2000 and incorporated herein by reference.



     Exhibit No.  Description
     -----------  -----------
         4.21     Second Amendment and Waiver and Forbearance Agreement, dated as of April 13, 2001, by and among the Company, NRM
                  Investments, Inc., and The Chase Manhattan Bank, as Agent for
                  the Holders, to the Senior Subordinated Secured Note Purchase
                  Agreement, dated as of April 16, 1998 (as amended), among the
                  Company, the Guarantors from time to time party thereto, the
                  Purchasers from time to time party thereto, and Robert
                  Fleming, Inc., as Agent, which was filed as Exhibit 4.9 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  March 28, 1998, filed herewith.

         4.22 Second Amendment and Waiver and Forbearance Agreement, dated as of April 13, 2001, by and among the Company, NRM
                  Investments, Inc., and The Chase Manhattan Bank, as Agent for the Holders, to the Senior Subordinated Note Purchase
                  Agreement, dated as of April 16, 1998 (as amended), among the Company, the Guarantors from time to time party thereto, the Purchasers from time to time party thereto, and Robert
                  Fleming, Inc., as Agent, which was filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998, filed herewith.

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


     Exhibit No.  Description
     -----------  -----------

         10.12    Tag Along Agreement, dated as of April 16, 1998, between the
                  Company, Seneca Capital, L.P., Robert Fleming, Inc. and certain holders of shares of common stock of the Company, filed as Exhibit 10.12 to the Company's Annual Report on Form
                  10K for the fiscal year ended March 28, 1998 and incorporated by reference herein.

         10.13 Amendment to Employment Agreement dated as January 1, 2001 by and between National Record Mart, Inc., and William A.
                  Teitelbaum, filed as Exhibit 10.13 to the Company's Quarterly
                  Report on Form 10-Q for the quarter Ended December 23, 2000 and incorporated herein by reference.

         10.14 Amendment to Employment Agreement dated as of December 31, 2000 by and between National Record Mart, Inc. and Theresa Carlise, filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 23, 2000 and incorporated herein by reference.

         10.15 Change in Control Agreement dated as of January 1, 2001 by and between National Record Mart, Inc. and William A. Teitelbaum, filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 23, 2000 and incorporated herein by reference.

         10.16 Change in Control Agreement dated as of January 1, 2001 by and between National Record Mart, Inc. and Theresa Carlisle, filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 23, 2000 and incorporated herein by reference.


                                       31