Form 10-Q
period 2001-06-30
NATIONAL RECORD MART INC /DE/
filed 2001-09-05
CIK 904535

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JUNE 30, 2001

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

                          COMMON STOCK, $.01 PAR VALUE,
              5,051,667 SHARES OUTSTANDING AS OF SEPTEMBER 5, 2001

                            EXHIBIT INDEX ON PAGE 11.
                       THIS DOCUMENT CONSISTS OF 12 PAGES.

                           NATIONAL RECORD MART, INC.
                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

                 Balance Sheets: June 30, 2001 (unaudited) and March 31, 2001                          3

                 Statements of Operations: Thirteen Weeks Ended June 30, 2001
                 and June 24, 2000 (unaudited)                                                         4

                 Statements of Cash Flows: Thirteen Weeks Ended June 31, 2001
                 and June 24, 2000 (unaudited)                                                         5

                 Notes to Consolidated Financial Statements (unaudited)                              6-8

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                   8-10

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                                          11

            Signature                                                                                 11


                                      (2)

                           NATIONAL RECORD MART, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,         March 31,
                                                                                     2001              2001
                                                                                 ------------      ------------
Assets                                                                           (unaudited)        (unaudited)
   Current assets:
     Cash and cash equivalents                                                   $    791,383      $  1,232,449
     Merchandise inventory                                                         38,225,796        41,153,818
     Due from stockholder                                                             389,916           382,860
     Other current assets                                                             987,119           932,158
                                                                                 ------------      ------------
     Total current assets                                                          40,394,214        43,701,285
   Property and equipment, at cost                                                 38,815,175        38,964,286
   Accumulated depreciation and amortization                                      (21,422,722)      (20,631,943)
                                                                                 ------------      ------------
   Property and equipment, net                                                     17,392,453        18,332,343

   Other assets:
     Intangibles, net                                                               1,802,473         1,858,028
     Other                                                                            524,694           539,600
                                                                                 ------------      ------------
     Total other assets                                                             2,327,167         2,397,628
                                                                                 ------------      ------------
           Total assets                                                          $ 60,113,834      $ 64,431,256
                                                                                 ============      ============

Liabilities and stockholders' equity
   Current liabilities:
     Accounts payable                                                            $ 30,620,950      $ 25,583,207
     Other liabilities and accrued expenses                                         5,598,775         6,156,435
     Current maturities of long-term debt                                          15,009,697        15,027,027
                                                                                 ------------      ------------
   Total current liabilities                                                       51,229,422        46,766,669

   Long-term debt:
     Notes payable                                                                    129,050           131,584
     Revolving credit facility                                                     23,433,592        25,682,174
                                                                                 ------------      ------------
     Total long-term debt                                                          23,562,642        25,813,758

   Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued             --                --
     Common stock, $.01 par value, 9,000,000 shares authorized, 5,498,484 issued at June 30, 2001 and March 31, 2001 and 5,051,167
           outstanding at June 30, 2001, and March 31, 2001                            54,985            54,985
     Additional paid-in capital                                                    15,902,474        15,902,474
     Retained earnings                                                            (28,966,464)      (22,437,405)
                                                                                 ------------      ------------
                                                                                  (13,009,005)       (6,479,946)
     Less treasury stock, 446,817 shares at June 30, 2001 and
         March 31, 2001                                                            (1,669,225)       (1,669,225)
                                                                                 ------------      ------------

     Total stockholders' equity                                                   (14,678,230)       (8,149,171)
                                                                                 ------------      ------------
           Total liabilities and stockholders' equity                            $ 60,113,834      $ 64,431,256
                                                                                 ============      ============

           See accompanying notes to consolidated financial statements



                                      (3)

                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Thirteen         Thirteen
                                                    Weeks Ended       Weeks Ended
                                                      June 30,          June 24,
                                                        2001             2000
                                                    -----------       -----------
   Net sales                                        $20,633,051       $30,230,906
   Cost of sales                                     13,372,352        19,475,385
                                                    -----------       -----------
     Gross profit                                     7,260,699        10,755,521

   Selling, general and administrative expenses      10,892,278        12,404,706
   Depreciation and amortization                      1,069,860         1,228,373
   Interest expense                                   1,071,029         1,293,608
   Interest income                                       (7,729)           (9,517)
   Other expense (income)                               764,320            14,831
                                                    -----------       -----------
     Total expenses                                  13,789,758        14,932,001
                                                    -----------       -----------

   Loss before income taxes                          (6,529,059)       (4,176,480)
   Income tax benefit                                        --                --
                                                    -----------       -----------
   Net loss                                         $(6,529,059)      $(4,176,480)
                                                    ===========       ===========
   Basic net loss per share                         $     (1.29)      $      (.83)
                                                    ===========       ===========
   Diluted net loss per share                       $     (1.29)      $      (.83)
                                                    ===========       ===========

Weighted average number of common shares
     and common equivalent shares
     outstanding                                      5,051,667         5,051,667
                                                    ===========       ===========



           See accompanying notes to consolidated financial statements


                                      (4)

                           NATIONAL RECORD MART, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     Thirteen          Thirteen
                                                                   Weeks Ended        Weeks Ended
                                                                     June 30,          June 24,
                                                                       2001               2000
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (6,529,059)     $ (4,176,480)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                    1,069,860         1,228,373
     Deferred Income Taxes                                                   --         1,452,560
     Accretion of notes payable for value assigned to warrants           32,006           137,676
     Other                                                                   --             1,450
Loss from disposal of property and equipment                             40,186                --
   Changes in operating assets and liabilities:
     Merchandise inventory                                            2,928,022           497,931
     Other assets                                                       (44,426)       (1,161,801)
     Accounts payable                                                 5,037,743           628,353
     Other liabilities and accrued expenses                            (557,660)       (1,184,103)
                                                                   ------------      ------------
           Net cash provided by (used in) operating activities        1,976,672        (2,576,041)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                     (110,230)         (770,632)
Amounts (loaned to) repaid by stockholders                               (7,056)           16,816
                                                                   ------------      ------------
           Net cash used in investing activities                       (117,286)         (753,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                                    (23,453,178)      (34,630,659)
Borrowings on revolving line of credit                               21,152,726        37,919,643
                                                                   ------------      ------------
           Net cash (used in) provided by financing activities       (2,300,452)        3,288,984
                                                                   ------------      ------------

Net decrease in cash and cash equivalents                              (441,066)          (40,843)
Cash and cash equivalents, beginning of period                        1,232,449         1,935,092
                                                                   ------------      ------------
Cash and cash equivalents, end of period                           $    791,383      $  1,894,219
                                                                   ============      ============


           See accompanying notes to consolidated financial statements


                                      (5)

                           NATIONAL RECORD MART, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of National Record Mart, Inc. (the "Company") and subsidiary are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods. All adjustments made for the first quarter ended June 30, 2001 were of a normal recurring nature. The results of operations for the first quarter ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending March 30, 2002. Additional information is contained in the Company's consolidated financial statements for the year ended March 31, 2001, included in the Company's Form 10K and should be read in conjunction with this quarterly report.

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

NOTE 3 - INCOME TAXES

The Company provides for income taxes in interim periods on an estimated basis. For the first quarter ended June 30, 2001 and June 24, 2000, the effective income tax rate is 0 and 35%, respectively. For income tax purposes, National Record Mart, Inc. and its subsidiary have approximately $33.3 million of net operating losses available to offset against future taxable income, subject to certain limitations. Such losses expire beginning in 2019 - 2021.

NOTE 4 - REVOLVING CREDIT FACILITY

The Company has a revolving credit facility (the "Revolver") which expires on June 10, 2003. The maximum borrowings under the Revolver are $35,000,000 and are based upon eligible inventory levels as defined therein. During the months of October through December 31 of each year, an overadvance is available in addition to the borrowing base as calculated by levels of inventory in the amount of $1.5 million. In any event, the total borrowings under this facility shall not exceed the limit of $35 million. The Company is required to pay a monthly commitment fee of .25% per annum on the unused portion of the Revolver and a monthly collateral monitoring fee of $3,500. The lender under the Revolver has agreed to continue to extend credit under the Revolver on an interim basis during the pendancy of the bankruptcy proceedings. The Bankruptcy Court has authorized such financing on an interim basis pending a hearing on September 12, 2001.

The Revolver also contains various financial and other covenants that place restrictions or limitations on the Company and its subsidiaries, the more restrictive of which include: (i) maintenance of a number of financial ratios, as defined, (ii) a restriction on dividends, and (iii) limitation on capital expenditures. The covenants have been waived through August 15, 2001. On August 15, 2001, the Company consented to the entry of an Order for Relief under Chapter 11 of the Bankruptcy Code. This constitutes an event of default under the revolver.



                                      (6)

                           NATIONAL RECORD MART, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED


NOTE 5 - SUBORDINATED DEBT

On April 16, 1998, the Company secured a private placement of $15,000,000 in senior subordinated notes Originally, the notes carried an interest rate of 11.75% payable semiannually and matured April 15, 2001. By agreement dated April 13, 2001, the maturity of the notes was extended to October 15, 2001, the interest payment due on April 15, 2001 was deferred until October 15, 2001, certain financial covenants were waived and the noteholders agreed to forbear from the enforcement of remedies resulting from the failure to make interest payments through but not including October 12, 2001. The forbearance obligation terminates upon certain events of default, including a bankruptcy filing by the company, which occurred on August 15, 2001 when the Company consented to an Order for Relief under Chapter 11 of the Bankruptcy Code. In consideration of the placement, the Company issued 400,000 common stock warrants with an exercise price of $0.01. The Company has allocated $1,600,000 of value for accounting purposes to the warrants, which has been recorded as a reduction of the $15,000,000 and has been fully amortized as of April 16, 2001. This reduction was accreted as additional interest expense over the term of the note. The Company has issued 39,990 warrants for an additional expense of $205,000 in the third quarter of fiscal 1999. The additional warrants are a settlement for the delay in the effective date of registering the 400,000 warrants noted above with the SEC. During the year ended March 27, 1999, both the 400,000 and 39,990 warrants were exercised.

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

On November 13, 1998, the Company purchased certain of the assets of Happy Town Inc. and Tempo, totaling twelve stores. The acquisition was accounted for using the purchase method of accounting for a purchase price of approximately $3,574,000 resulting in $869,000 of goodwill which is being amortized using the straight line method over 15 years, $2,648,000 for purchased assets and a $57,000 consulting and noncompete agreement for a period of three years. The purchase price was paid in cash upon completion of the agreement

On May 5, 1999, the Company amended its asset purchase agreement with Tempo One Stop Records Inc. and Happy Town Inc. to provide for the additional purchase of two stores located in Guam. The acquisition was accounted for using the purchase method of accounting for a purchase price of $250,000 resulting in $187,000 of goodwill, which is being amortized using the straight line method over 15 years, and $63,000 for purchased assets. The purchase price is being paid through monthly installments equal to 7% of sales of the store with the highest sales for the applicable month.

NOTE 7 - ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 (FASB 123),




                                      (7)

                           NATIONAL RECORD MART, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED

"Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is greater than the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

NOTE 8 - LITIGATION

On June 19, 2001, an involuntary petition under Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") was filed against the Company in the United States Bankruptcy Court for the Western District of Pennsylvania requesting relief under Chapter 7 (the "Involuntary Petition"). The Involuntary Petition was filed by five of the Company's major suppliers: Universal Music and Video Distribution, Inc., BMG Distribution, EMI Music Distribution, Sony Music Entertainment, Inc. and Warner/Elektra/Atlantic (WEA) Corporation. The Involuntary Petition indicates that the five suppliers hold an aggregate of approximately $18,753,000 of claims against the Company incurred in the ordinary course of their respective supply relationship with the Company. On August 15, 2001, the Company consented to an Order for Relief under Chapter 11 of the Bankruptcy Code. For additional discussion of the impact of the Involuntary Petition on the Company see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

Additionally, the Company is involved, from time to time, in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes there are no such lawsuits that will have a material effect on the Company's financial position.

NOTE 9 - CONCENTRATION OF BUSINESS RISKS

The Company purchases inventory for its stores from approximately 250 suppliers, with approximately 66% of purchases being made from five suppliers. As of January of 2001, the Company has been operating without shipments from two of its major suppliers and has decreased its purchasing from the remaining three. The Company has increased the amount of purchases made through other suppliers at a higher cost in order to maintain inventory levels. The Company's advertising programs for the same period, have been adversely effected by the decrease in purchases from its five major suppliers. These five major suppliers filed the Involuntary Petition against the Company as discussed in Note 8.

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report and with the Company's consolidated financial statements and notes thereto for the fiscal year ended March 31, 2001 ("fiscal 2001") included in the Company's Form 10K.

RESULTS OF OPERATIONS

         NET SALES: The Company's net sales decreased during the first quarter (ended June 30, 2001) of the Company's fiscal year ending March 30, 2002 ("fiscal 2002") by $9.6 million or 31.8%, over the first quarter of fiscal 2001. Net comparable store sales for the first quarter were down 23.6% or $6.4 million. The decrease in total sales is attributable to the closing of 47 stores and the 23.6% decrease in same store sales. The comparative store



                                      (8)

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

sales decreases were primarily due to the Company's efforts to rebalance its inventory mix and to become less dependent on the cyclical nature of hit product.

         GROSS PROFIT: Gross profit decreased $3.5 million or 32.0% from the same quarter in the previous year. As a percentage of net sales, gross profit decreased to 35.2% for the first quarter of fiscal 2002 from 35.6% in the first quarter of fiscal 2001. The decrease in margin as a percentage of sales is related to the continued shift of consumer preference from higher margin cassettes to lower margin CD's , competitive shelf pricing and the Company's inability to buy directly from its major suppliers.

         EXPENSES: Selling, general and administrative (SG&A) expenses, decreased $1.5 million from $12.4 million in the first quarter if fiscal 2001 to $10.9 million in 2002. The decrease is attributable to the closing of 47 stores. Expressed as a percentage of net sales, selling, general and administrative (SG&A) expenses increased to 52.8% during the first quarter of fiscal 2002 from 41.0% in the first quarter of fiscal 2001. The increase expressed as a percentage of sales is attributable to the decrease in same-store sales of 23.6% and an increase in same store occupancy costs.

Net interest expense decreased $221,000 to $1,063,000 in the first quarter of fiscal 2002 from $1,284,000 in the first quarter of fiscal 2001. In consideration of the private placement of $15,000,000 in senior subordinated notes on April 16, 1998, the Company issued 400,000 common stock warrants with an exercise price of $0.01. The Company has allocated $1,600,000 of value for accounting purposes to the warrants, which have been recorded as a reduction of the $15,000,000. This reduction was accreted as additional interest expense over the term of the note and was fully amortized on April 16, 2001.

         NET LOSS: The Company recorded a net loss of $6.5 million, or ($1.29) per share, in the first quarter of fiscal 2002 compared to a net loss of $4.2 million or ($0.83) per share, in the same quarter of fiscal 2001. The increase in the net loss is primarily attributable to the decrease in total sales due to 47 less stores and a decrease in compartive store sales of 23.6%. Included in the net loss is approximately $703,000 in restructuring costs for the first quarter ended June 30, 2001.

         INCOME TAXES: The Company's effective tax rate in the first quarter of fiscal 2002 and 2001 was 0 and 35%, respectively. For income tax purposes, National Record Mart, Inc. and its subsidiary have approximately $33.3 million of net operating losses available to offset against future taxable income, subject to certain limitations. Such losses expire beginning in 2019 - 2021.


LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of fiscal 2002 and 2001 the Company had net cash provided by (used in) operating activities of $1,976,672 and ($2,576,041) respectively. The change was primarily due to a reduction in inventory and an increase in accounts payable, while being offset by the net loss.

         The Company made capital expenditures during the first three months of fiscal 2002 of $110,230 relating primarily to sortation equipment in its Distribution Center.


                                      (9)

                 ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company has a five-year revolving credit facility (the "Revolver") from an institutional lender, which expires June 10, 2003. As of February 6, 2001, advances under the Revolver bear interest at a floating rate equal to the lender's base rate (8.75% at June 30, 2001) plus two percentage points or Libor (3.75% at June 30, 2001) plus four percentage points. On August 15, 2001, the Company consented to the entry of an Order for Relief under Chapter 11 of the Bankruptcy Code. This constitues an event of default under the Revolver. The lender under the Revolver has agreed to continue to exdent credit under the Revolver on an interim basis during the pendancy of the bankruptcy proceedings. The Bankruptcy Court has authorized such financing on an interim basis pending a hearing on September 12, 2001.

         On April 16, 1998, the Company secured a private placement of $15,000,000 in senior subordinated notes Originally, the notes carried an interest rate of 11.75% payable semiannually and matured April 15, 2001. By agreement dated April 13, 2001, the maturity of the notes was extended to October 15, 2001, the interest payment due on April 15, 2001 was deferred until October 15, 2001, certain financial covenants were waived and the noteholders agreed to forbear from the enforcement of remedies resulting from the failure to make interest payments through but not including October 12, 2001. The forbearance obligation terminates upon certain events of default, including a bankruptcy filing by the company, which occurred on August 15, 2001 when the Company consented to an Order for Relief under Chapter 11 of the Bankruptcy Code. In consideration of the placement, the Company issued 400,000 common stock warrants with an exercise price of $0.01. The Company has allocated $1,600,000 of value for accounting purposes to the warrants, which has been recorded as a reduction of the $15,000,000. This reduction was accreted as additional interest expense over the term of the note and has been fully amortized as of April 16, 2001. The Company has issued 39,990 warrants for an additional expense of $205,000 in the third quarter of fiscal 1999. The additional warrants are a settlement for the delay in the effective date of registering the 400,000 warrants noted above with the SEC. During the year ended March 27, 1999, both the 400,000 and 39,990 warrants were exercised.

         As a debtor-in-possession, the Company is conducting normal business operations subject to the jurisdiction of the Bankruptcy Court. As a debtor-in-possession, the Company may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court.

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


                                      (10)

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

                  Exhibit No.           Description                    Page No.
                  -----------           -----------                    --------

                      11       Calculation of Net Loss  Per
                               Common Share - For the thirteen weeks
                               ended June 30, 2001 and June 24, 2000      12



            (b)   Reports on Form 8-K:

                  On August 27, 2001, the Company filed a Form 8-K to report that on August 15, 2001, the Company consented to the entry of an Order for Relief of the United States Bankruptcy Cort for the Western District of Pennsylvania under Chapter 11 of the Bankruptcy Code.


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

                               Date: September 5, 2001
                                    -------------------------------------------




                                      (11)